Form 10-Q
period 1996-03-31
INTEGRATED PROCESS EQUIPMENT CORP
filed 1996-05-14
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
- - --------

For the quarterly period ended March 31, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
- - --------

For the transition period from ----------- to -----------


Commission file number 0-20470

                       INTEGRATED PROCESS EQUIPMENT CORP.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            77-0296222
- - ---------------------------------                           ------------------
(State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                           identification no.)

  911 Bern Court,  San Jose, California                          95112
- - ----------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code  (408) 436-2170


Former name, former address and former fiscal year, if changed since last report.

                  Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---


                  As of May 8, 1996, 521,704 shares of Class A Common Stock and 14,050,398 shares of Common Stock of the registrant were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,           MARCH 31,
ASSETS                                              1995               1996
- - ------                                              ----              ----
                                                                   (Unaudited)
Current assets:
    Cash and cash investments, including
      restricted cash of $13,000,000 at
      March 31, 1996                            $ 66,007,000      $ 27,503,000
    Accounts receivable, less allowance for
        doubtful accounts of $50,000 and
        $330,000, respectively                    30,622,000        46,048,000
    Inventory                                     22,882,000        28,391,000
    Prepaid expenses                               1,419,000         3,334,000
    Deferred tax asset                             2,204,000         4,876,000
                                                ------------      ------------
            Total current assets                 123,134,000       110,152,000
                                                ------------      ------------

Property and equipment, net of accumulated
  depreciation and amortization                   11,701,000        48,840,000
Goodwill, less amortization of $639,000
  and $1,203,000, respectively                     4,385,000         5,869,000
Patents, less amortization of $1,899,000
  and $2,780,000, respectively                     3,278,000         6,620,000
Developed technology less amortization
  of $529,000 and $1,209,000, respectively        13,063,000        12,383,000
Assembled workforce less amortization
  of $103,000 and $326,000, respectively             778,000         2,377,000
Deferred tax asset                                      --          13,372,000
Other                                              1,638,000         3,229,000
                                                ------------      ------------

                                                $157,977,000      $202,842,000
                                                ============      ============









                                                                     (Continued)

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                JUNE 30,          MARCH 31,
LIABILITIES                                                       1995              1996
- - -----------                                                       ----              ----
                                                                                (Unaudited)
Current liabilities:
    Notes payable                                           $        --       $  14,790,000
    Current portion of long-term debt                           4,448,000         1,727,000
    Current portion of capital leases                             324,000           307,000
    Accounts payable:
        Trade                                                   9,268,000        14,687,000
        Related parties                                           359,000         1,714,000
    Accrued warranty                                            2,899,000         8,442,000
    Accrued expenses                                            7,399,000        16,113,000
    Other current liabilities                                     293,000         1,527,000

                                                            -------------     -------------
            Total current liabilities                          24,990,000        59,307,000
                                                            -------------     -------------

Long-term debt, less current portion                            1,436,000        18,723,000
Capital leases, less current portion                              312,000         1,385,000
Deferred tax liability                                          1,119,000              --
                                                            -------------     -------------
        Total liabilities                                      27,857,000        79,415,000
                                                            -------------     -------------
STOCKHOLDERS' EQUITY
- - --------------------
Preferred stock, par value $ .01 per share,
    Non-voting, cumulative preferred stock
    Series B-1, 20,941 shares issued and outstanding
    at June 30, 1995 and March 31, 1996.
    Series B-2, 20,941 shares issued and outstanding
    at June 30,  1995 and March 31, 1996.
    Series B-3, no shares issued and outstanding
    at June 30, 1995 and 21,478 shares at March 31, 1996.       3,900,000         5,900,000
Common stock, par value $ .01 per share,
    one vote per share, 13,501,756 shares issued
    and outstanding at June 30, 1995 and
    14,001,905 shares at March 31, 1996                           135,000           140,000
Class A common stock, par value $ .01 per
    share 521,704 shares issued and
    outstanding at June 30, 1995 and March 31, 1996.                5,000             5,000
Additional paid-in capital                                    138,522,000       143,000,000
Accumulated deficit                                           (12,450,000)      (25,626,000)
Cumulative translation adjustment                                   8,000             8,000
                                                            -------------     -------------
            Total stockholders' equity                        130,120,000       123,427,000
                                                            -------------     -------------
                                                            $ 157,977,000     $ 202,842,000
                                                            =============     =============

See accompanying notes to condensed consolidated financial statements.
                                        3

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              MARCH 31,                            MARCH 31,
                                                              ---------                            ---------

                                                        1995            1996               1995                1996
                                                        ----            ----               ----                ----

Revenue                                            $  24,493,000     $  50,490,000     $  53,915,000     $ 136,479,000
Cost of goods sold                                    12,932,000        29,350,000        30,951,000        80,847,000
                                                   -------------     -------------     -------------     -------------
        Gross profit                                  11,561,000        21,140,000        22,964,000        55,632,000
                                                   -------------     -------------     -------------     -------------

Operating expenses:
    Research and development                           2,296,000         5,756,000         4,557,000        13,828,000
    Purchased research and development                      --                --           8,485,000        36,961,000
    Selling, general and administrative                5,969,000        10,408,000        13,680,000        26,185,000
                                                   -------------     -------------     -------------     -------------
            Total operating expense                    8,265,000        16,164,000        26,722,000        76,974,000
                                                   -------------     -------------     -------------     -------------

Operating income (loss)                                3,296,000         4,976,000        (3,758,000)      (21,342,000)

Interest income                                           22,000           401,000           108,000         1,577,000
Interest expense                                        (205,000)       (1,138,000)         (598,000)       (1,437,000)
Debt discount and deferred
    financing fees                                       (72,000)             --            (165,000)             --
Other income                                              18,000           181,000            18,000           361,000
                                                   -------------     -------------     -------------     -------------

Income (loss) before provision for income taxes        3,059,000         4,420,000        (4,395,000)      (20,841,000)

Provision for income tax (expense) benefit              (212,000)       (1,724,000)         (292,000)        8,103,000
                                                   -------------     -------------     -------------     -------------

Net income (loss)                                      2,847,000         2,696,000        (4,687,000)      (12,738,000)

Dividends on Preferred Stock                            (257,000)          (90,000)         (317,000)         (489,000)
                                                   -------------     -------------     -------------     -------------

Net income (loss) attributable to common
    stockholders                                   $   2,590,000     $   2,606,000     $  (5,004,000)    $ (13,227,000)
                                                   =============     =============     =============     =============

Weighted average number of common
    stock and common stock equivalents
    outstanding - primary                             13,392,045        15,375,568         6,677,869        14,356,452
                                                   =============     =============     =============     =============

Net income (loss) per share                        $         .19     $         .17     $        (.75)    $        (.92)
                                                   =============     =============     =============     =============








See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 1996
                                   (Unaudited)

                                              Series B-1                       Series B-2                     Series B-3
                                           Preferred Stock                   Preferred Stock                Preferred Stock
                                           ---------------                   ---------------                ---------------
                                         Shares           Amount           Shares          Amount        Shares        Amount
                                         ------           ------           ------          ------        ------        ------


Balance -
  June 30, 1995                          20,941         $ 1,950,000       20,941      $   1,950,000        --               --
Net loss                                   --                  --           --                 --          --               --
Issuance of Series B-3
   Preferred Stock                         --                  --           --                 --        21,478    $   2,000,000
Issuance of Warrants                       --                  --           --                 --          --               --
Exercise of Stock Options
 (including tax benefits of $1,287,000)    --                  --           --                 --          --               --
Exercise of Unit Purchase Options          --                  --           --                 --          --               --
Exercise of Bridge Warrants                --                  --           --                 --          --               --
Conversion of Debenture                    --                  --           --                 --          --               --
Acquisition of remaining
   Athens shares                           --                  --           --                 --          --               --
Compensation expense                       --                  --           --                 --          --               --
Employee Stock Purchase Plan               --                  --           --                 --          --               --
Dividends Paid                             --                  --           --                 --          --               --
                                        -------         -----------      -------      -------------    --------    -------------
Balance -
   March 31, 1996                        20,941         $ 1,950,000       20,941      $   1,950,000      21,478    $   2,000,000
                                        =======         ===========      =======      =============    ========    =============


                                                                       Class A
                                             Common Stock            Common Stock          Additional                  Cumulative
                                         ----------------------    -----------------        Paid-In      Accumulated   Translation
                                         Shares          Amount    Shares     Amount        Capital        Deficit     Adjustment
                                         ------          ------    ------     ------        -------        -------     ----------
Balance -
  June 30, 1995                         13,501,756    $  135,000   521,704    $ 5,000    $ 138,522,000   $ (12,450,000)    $ 8,000
Net loss                                      --            --        --         --               --       (12,738,000)       --
Issuance of Series B-3
   Preferred Stock                            --            --        --         --               --              --          --
Issuance of Warrants                          --            --        --         --            100,000            --          --
Exercise of Stock Options
 (including tax benefits of $1,287,000)    133,221         2,000      --         --          2,654,000            --          --
Exercise of Unit Purchase Options           68,880         1,000      --         --            926,000            --          --
Exercise of Bridge Warrants                 6,250           --        --         --             25,000            --          --
Conversion of Debenture                     50,000          --        --         --            110,000            --          --
Acquisition of remaining
   Athens shares                           211,669         2,000      --         --            204,000            --          --
Compensation expense                          --            --        --         --            (14,000)           --          --
Employee Stock Purchase Plan                30,129          --        --         --            473,000            --          --
Dividends Paid                                --            --        --         --               --          (438,000)       --
                                       -----------    ----------  --------    -------    -------------   -------------     -------
Balance -
   March 31, 1996                       14,001,905    $  140,000   521,704    $ 5,000    $ 143,000,000   $ (25,626,000)    $ 8,000
                                       ===========    ==========  ========    =======    =============   =============     =======

See accompanying notes to condensed consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                    1995           1996
                                                                    ----           ----

Cash flows from operating activities:
  Net loss                                                       $(4,687,000)    $(12,738,000)
  Adjustment to reconcile net loss to net
    cash provided by (used in) operating activities:
      Purchased research and development                           8,485,000       36,961,000
      Depreciation and amortization                                  663,000        2,896,000
      Amortization of intangible assets                            1,440,000        2,301,000
      Tax benefit from employee stock option plan                          -        1,287,000
      Deferred tax benefit                                                 -      (15,855,000)
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable                         (9,993,000)     (13,099,000)
        (Increase) in inventory                                   (3,849,000)        (524,000)
        (Increase) decrease in prepaid expenses                      513,000       (3,316,000)
        Increase in accounts payable                                 747,000        3,061,000
        Increase (decrease) in related party payables             (2,140,000)       1,355,000
        Increase in accrued expenses                               2,710,000       11,404,000
        Decrease in other liabilities                             (1,049,000)        (584,000)
                                                                 -----------     ------------
          Net cash provided by (used in) operating activities     (7,160,000)      13,149,000
                                                                 -----------     ------------
Cash flows from investing activities:
  Purchases of property and equipment                             (2,604,000)     (31,326,000)
  Proceeds from sale of property and equipment                             -          431,000
  Purchase of subsidiaries, net of cash acquired                    (929,000)     (23,593,000)
                                                                 -----------     ------------
          Net cash used in investing activities                   (3,533,000)     (54,488,000)
                                                                 -----------     ------------
Cash flows from financing activities:
  Proceeds from long-term debt                                       352,000       26,000,000
  Repayment of long-term debt                                       (700,000)     (14,657,000)
  Repayment of notes payable                                      (2,907,000)     (11,000,000)
  Borrowing from related parties                                   5,195,000                -
  Repayment of related party notes payable                        (6,867,000)               -
  Repayment of capital leases                                       (157,000)        (266,000)
  Payment of preferred stock dividends                               (59,000)        (438,000)
  Option compensation expense                                              -          (14,000)
  Net proceeds from issuance of common stock                      19,026,000          889,000
  Proceeds from exercise of unit purchase options                          -          927,000
  Proceeds from exercise of stock options                            658,000        1,369,000
  Proceeds from exercise of warrants                                 339,000           25,000
                                                                 -----------     ------------
          Net cash provided by financing activities               14,880,000        2,835,000
                                                                 -----------     ------------
Net increase (decrease) in cash and cash investments               4,187,000      (38,504,000)
Cash and cash investments, beginning of period                       979,000       66,007,000
                                                                 -----------     ------------
Cash and cash investments, end of period                         $ 5,166,000     $ 27,503,000
                                                                 ===========     ============

See accompanying notes to condensed financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,
                                                                       ---------
                                                                    1995        1996
                                                                    ----        ----

Supplemental disclosure of cash flow information:

     Cash paid for interest during the period                    $ 441,000    $  818,000
                                                                 =========    ==========

     Cash paid for taxes during the period                       $    --      $3,317,000
                                                                 =========    ==========


                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                                   1995          1996
                                                                   ----          ----
Supplemental disclosure of noncash investing activities:
    Release from escrow of Class B 6% cumulative convertible
      preferred stock resulting in adjustment of the
     Westech purchase price                                     $ 2,000,000    $2,000,000
                                                                ===========    ==========

    Assets acquired under capital lease obligations             $      --      $1,322,000
                                                                ===========    ==========

The Company made acquisitions for $929,000 and $23,593,000 of cash in the nine month periods ended March 31, 1995 and March 31, 1996, respectively. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair value as indicated in the notes to the condensed consolidated financial statements. A summary of cash paid for the acquisitions follows:

                                    NINE MONTHS ENDED
                                        MARCH 31,
                                        ---------
                                  1995             1996
                                  ----             ----
       Purchase price         $ 21,747,000     $ 53,875,000
       Less cash acquired          (18,000)      (1,269,000)
       Common stock issued     (20,800,000)            --
       Notes payable                  --        (25,790,000)
       Long-term debt                 --         (3,223,000)
                              ------------     ------------
                              $    929,000     $ 23,593,000
                              ============     ============

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PREPARATION:

                  The accompanying condensed consolidated financial statements at March 31, 1996 and for the three and nine-month periods ended March 31, 1995 and March 31, 1996 are unaudited; however, in the opinion of the management of Integrated Process Equipment Corp. ("IPEC") and subsidiaries (the "Company"), such statements include all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of the information presented therein. The condensed consolidated balance sheet as of June 30, 1995 was derived from the audited financial statements at such date.

                  Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

                  Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ORGANIZATION:

Acquisition of Athens Corp:

                  On November 22, 1994, the Company acquired approximately 94% of the outstanding common stock of Athens Corp ("Athens"), a privately owned company engaged in manufacturing wet process reprocessing systems for the semiconductor industry. The purchase price consisted of 1,095,695 shares of the Company's common stock and the transaction has been accounted for as a purchase. The Company acquired the remaining 6% in the first quarter of fiscal 1996 in exchange for 211,669 shares of the Company's common stock. The name of Athens Corp has been changed to IPEC Clean Inc.

Acquisition of GAARD Automation, Inc.:

                  On October 30, 1995, the Company acquired all of the outstanding common stock of GAARD Automation, Inc. (GAARD), a privately owned company that has developed and sells an advanced high throughput chemical mechanical planarization (CMP) system for metal planarization. GAARD also designs and manufactures custom flexible automation systems used outside the semiconductor industry.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  The transaction was accounted for as a purchase, and, accordingly, the accompanying condensed consolidated financial statements include the results of GAARD from the date of acquisition. The name of GAARD has subsequently been changed to IPEC Planar Portland Inc. The purchase price has been allocated to the assets (including cash of $1,269,000) acquired, and liabilities assumed, based on their fair values as follows:

Purchase price:
        Cash                                             $12,000,000
        Notes payable                                     15,700,000
        Long-term debt                                     3,223,000
        Costs of acquisition                                 620,000
                                                         -----------
                                                         $31,543,000
                                                         ===========
Assets acquired and liabilities assumed:
        Current assets                                   $ 7,958,000
        Equipment and leasehold improvements                 128,000
        Deferred taxes                                     1,010,000
        Purchased in-process research and development     28,793,000
        Current liabilities                               (6,346,000)
                                                          ----------
                          Total                          $31,543,000
                                                         ===========

                  The purchased in-process research and development has been expensed upon acquisition. At March 31, 1996 the note payable amounting to $13,000,000 issued in connection with the acquisition was secured by a bank letter of credit, which in turn was secured by cash deposited with the bank. The note was paid in April, 1996. At March 31, 1996, the $13,000,000 cash deposited with the bank is restricted cash and is reflected in the Company's balance sheet as cash and cash investments.

Acquisition of Precision Materials:

                  On December 29, 1995, the Company's subsidiary IPEC Precision, Inc. acquired substantially all of the assets constituting the Precision Materials Operation of Hughes Danbury Optical Systems, Inc. (HDOS). IPEC Precision is engaged in the design, manufacture, and sale of precision equipment, based on proprietary plasma assisted chemical etching and metrology technologies, for use in the production of advanced semiconductor wafers and devices, and provides wafer processing services that use such proprietary technology and equipment.

                  The transaction was accounted for as a purchase and, accordingly, the accompanying condensed consolidated financial statements include the results of Precision from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed, based on their fair values as follows:

Purchase price:
        Cash                                             $ 11,517,000
        Notes payable                                      10,090,000
        Costs of acquisition                                  725,000
                                                         ------------
                                                         $ 22,332,000
                                                         ============
Assets acquired and liabilities assumed:
        Current assets                                   $    813,000
        Equipment                                           7,690,000
        Deferred taxes                                        298,000
        Patents                                             4,224,000
        Assembled workforce                                 1,822,000
        Purchased in-process research and development       8,168,000
        Current liabilities                                  (683,000)
                                                         ------------
                                            Total        $ 22,332,000
                                                         ============

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  The purchased in-process research and development has been expensed upon acquisition. A $9 million note payable to HDOS relating to the acquisition bearing interest at the rate of 11% per annum was repaid on February 27, 1996. The Company also financed $10 million of the $11 million paid to HDOS through borrowing from a stockholder, which was also repaid in April, 1996. See "Bank Loan Agreement" below.

Pro forma:
                  Pro forma summary of consolidated operations (excluding charges for purchased in-process research and development), assuming the acquisitions of GAARD and Precision had taken place on July 1, 1995 is as follows:

                                                    Three Months Ended
                                             March 31, 1995    March 31, 1996
                                             --------------    --------------
      Revenues                               $32,878,000          $50,490,000
      Net income                             $ 3,565,000          $ 2,606,000
      Net income per common share            $       .27          $       .17

                                                   Nine  Months Ended
                                           March 31, 1995       March 31, 1996
                                           --------------       --------------
      Revenues                               $ 71,882,000        $144,628,000
      Net income                             $  1,392,000        $  9,721,000
      Net income per common share            $        .11        $        .59

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Income (loss) per share of common stock:

                  Net income (loss) per share of common stock is based on the weighted average number of common stock and common stock equivalent shares outstanding and after giving effect to the cumulative dividends on preferred stock. Anti-dilutive common stock equivalent shares are excluded from the calculation. Fully diluted shares outstanding include the maximum dilutive effect of stock issuable upon conversion of convertible preferred stock and debentures. Conversion was not assumed for the three and nine month periods ending March 31, 1995 and the nine month period ending March 31, 1996 due to the anti-dilutive effect on the calculation of fully diluted earnings per share. Fully diluted shares outstanding amounted to 16,103,629 for the three months ended March 31, 1996, resulting in net income per share of $.17.

INVENTORY:

                  Inventories are summarized as follows:

                           June 30, 1995      March 31, 1996
                           -------------      --------------
                                               (Unaudited)
      Raw Materials         $15,807,000       $18,090,000
      Work In Process         6,598,000         9,432,000
      Finished Goods            477,000           869,000
                            -----------       -----------
                            $22,882,000       $28,391,000
                            ===========       ===========

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

RELATED PARTY TRANSACTIONS:

                  During the nine months ended March 31, 1996, the Company had purchases of approximately $7,880,000 from the business entities of a stockholder and director of the Company.

                  During the nine months ended March 31, 1996, the Company sold approximately $25,151,000 of products and services to a customer affiliated with a director.

                  On December 29, 1995, the Company loaned $900,000 to the Chairman of the Company. The loan bears interest at the prime rate and is due on the earliest to occur of (i) 90 days after the Chairman's ability to sell Company stock without restriction under Section 16 of the Securities Exchange Act or a lockup agreement, (ii) immediately on voluntary termination of employment, (iii) 90 days after involuntary termination of employment for "cause," or (iv) immediately on the sale of a personal residence. The loan is secured by all of the executive's options to purchase Company Common Stock and shares of Common Stock.

PREFERRED STOCK:

                  During the nine months ended March 31, 1996, 21,478 shares of B-3 Preferred Stock were released from escrow to the selling shareholders of Westech Systems, Inc. ("Westech"), a company acquired in 1993, (including a director) upon achievement of calendar 1995 revenue targets. The name Westech has subsequently been changed to IPEC Planar Phoenix Inc.

BANK LOAN AGREEMENT:

                  The Company entered into a loan agreement in April, 1996 with a bank. Under the terms of the agreement, the Company received a $10 million term loan and a $30 million revolving loan facility to provide working capital and for general corporate purposes. The borrowing base for the revolving loan facility consists of eighty percent of eligible accounts receivable as defined by the agreement.

                  The loans bear interest at the Company's option at the prime rate or LIBOR plus 2.75%. The term loan matures in October, 1997. The revolving loan facility matures in April, 1997 with options to renew the facility annually for a two year period which the bank must approve. If the revolving credit facility expires, the Company is obligated to repay the outstanding balance in eight equal quarterly payments of principal plus interest. The term loan and revolving loan facility are secured by a blanket lien on the assets of the Company and its subsidiaries.

                  The terms of the loan agreement include various covenants, which, among others, limit the amount of dividends that can be paid to common stockholders and acquisitions of treasury stock.

                  Proceeds from the bank loans were used to repay the $10 million term loan from a stockholder disclosed below and $6 million of notes payable due in April, 1996 to a stockholder and a company affiliated with the stockholder. Accordingly, the refinancing of the note payable to a stockholder has been classified as long-term debt in the accompanying March 31, 1996 condensed consolidated balance sheets.

STOCKHOLDER LOAN AGREEMENT:

                  IPEC, Westech Systems, Inc. (now known as IPEC Planar Phoenix) and an individual stockholder entered into a two-year $10 million revolving credit facility in September, 1994. In December, 1995 in connection with the IPEC Precision acquisition, this facility was converted to a term loan due on September 30, 1997. The loan bears interest at a floating rate equal to the prime rate in effect from time to time plus 2% and is secured by a first lien on the assets of IPEC and Westech and a pledge of the stock of IPEC's subsidiaries. The loan was repaid in full in April, 1996.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  As consideration for making the loan available, IPEC and Westech agreed to pay the stockholder administrative fees of $300,000 in the aggregate ($100,000 of which has been paid and the balance of which is payable by September 8, 1996). IPEC also issued to the stockholder three-year warrants to purchase 50,000 shares of IPEC Common Stock at a purchase price of $10 per share and a 10-year debenture in the principal amount of $500,000 bearing interest at the prime rate. The debenture was converted into 50,000 shares of IPEC Common Stock in the third quarter of fiscal 1996.

CONTINGENCIES AND COMMITMENTS:

Environmental study:

                  During 1993, a Phase I Environmental Study was completed on real property that the Company uses for its operating and office facilities. The report contained recommendations for Westech to complete a Phase II investigation to test above environmental action levels. The Company is in the process of receiving closure of the environmental study from the State of Arizona, and has provided $25,000 for the estimated costs in connection with this matter.

Concentration of credit risk:

                  The Company extends credit to domestic and international customers in the semiconductor industry. Cash is held in banks and at times such amounts may be in excess of the FDIC limit.

                         PART I -- FINANCIAL INFORMATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended June 30, 1995.

The Company consummated two significant acquisitions during its second quarter of fiscal 1996, both of which were accounted for as purchases. On October 30, 1995, the Company acquired all of the stock of GAARD Automation, Inc., ("GAARD") a manufacturer of advanced chemical mechanical planarization ("CMP") equipment, for an aggregate of $30,900,000, consisting of $12 million in cash, a $13 million note secured by a standby letter of credit due in April, 1996, a $3.2 million note payable over three years and the Company's obligation to reimburse sellers for tax obligations of approximately $2.7 million. On December 29, 1995, the Company's newly formed subsidiary, IPEC Precision, Inc. ("IPEC Precision") acquired the precision materials operations of Hughes Danbury Optical Systems ("HDOS") for an aggregate of $21.6 million, consisting of $11.5 million in cash, a $9 million, 11% promissory note due on February 27, 1996 secured by the outstanding IPEC Precision stock and fixed assets and a $1.1 million note for specific inventory and equipment which is payable in equal installments on June 30, 1996 and September 30, 1996. The Company financed the cash used for the HDOS acquisition with a $10 million term loan, which is described further in "Liquidity and Capital Resources."

The Company has reorganized its business into three divisions. IPEC Planar, the Company's CMP division, consists of the Company's IPEC Planar Phoenix Inc. subsidiary, formerly named Westech Systems, Inc. subsidiary and its IPEC Planar Portland subsidiary, formerly named GAARD; IPEC Clean consists of the subsidiary previously named Athens Corp, and IPEC Precision consists of the Precision Materials Operations acquired from HDOS.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues; operating margins, expenses and income; dividend and tax rates; and access to equity or debt financing. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below.

The following table represents the results of operations for the Company on a percentage of revenues basis for the three and nine month periods ending March 31, 1995 and 1996.

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      MARCH 31,            MARCH 31,
                                                      ---------            ---------
                                                  1995       1996       1995         1996
                                                  ----       ----       ----         ----
Net sales                                        100.0%    100.0%      100.0%      100.0%
Cost of goods sold                                52.8%     58.1%       57.4%       59.2%
                                                -------    -------     -------      -------
     Gross margin                                 47.2%     41.9%       42.6%       40.8%
                                                -------    -------     -------      -------

Expenses:

     Research and development                      9.4%     11.4%        8.5%       10.1%
     Purchased research and development            0.0%      0.0%       15.7%       27.1%
     Selling, general and administrative          24.4%     20.6%       25.4%       19.2%
                                                 -------    -------    -------      -------
          Total operating expense                 33.8%     32.0%       49.6%       56.4%
                                                -------    -------    -------      -------

Operating income (loss)                           13.4%      9.9%       (7.0)%      (15.6)%

Interest income                                    0.1%      0.8%        0.2%        1.2%
Interest expense                                  (0.8)%     (2.3)%     (1.1)%      (1.1)%
Debt discount and deferred financing fees         (0.3)%      0.0%      (0.3)%       0.0%
Other income                                       0.1%       0.4%       0.0%        0.2%
                                                -------    -------    -------      -------
Income (loss) before provision for income taxes   12.5%       8.8%      (8.2)%      15.3%
Provision for income tax (expense) benefit        (0.9)%      3.4%      (0.5)%       6.0%
                                                -------    -------    -------      -------
Net income (loss)                                 11.6%       5.4%      (8.7)%      (9.3)%
Dividends on Preferred Stock                      (1.1)%     (0.2)%     (0.6)%      (0.4)%
                                                -------    -------    -------      -------
Net income (loss) attributable to common
    stockholders                                  10.5%       5.2%      (9.3)%      (9.7)%
                                                =======    =======    =======      =======

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

Revenues for the quarter ended March 31, 1996 were approximately $50.5 million compared to approximately $24.5 million for the quarter ended March 31, 1995. This increase is primarily attributable to the increased sales of chemical mechanical planarization ("CMP") equipment by IPEC Planar, and increased revenues from IPEC Clean. Due to rescheduling of CMP equipment shipments which was announced in the third quarter of fiscal 1996, IPEC Planar revenues in the fourth quarter are expected to be lower than in the third quarter, and overall revenues may be flat when compared to the third quarter.

Cost of goods sold as a percentage of revenue was 58.1% in the quarter ending March 31, 1996, compared to 52.8% for the third quarter of fiscal 1995. The fiscal 1995 percentage reflects a restatement of cost of goods sold to research and development and selling, general and administrative expenses in the quarter ending March 31, 1995. The increase in cost of goods sold as a percentage of revenue in the fiscal 1996 quarter was due to a greater level of international sales. The company sells its products at a discount to international distributors, which results in lower revenue and higher cost of goods sold as a percentage of sales when compared to similar domestic sales, which are made directly by the Company to the customer. Margins were also adversely impacted by CMP sales to a major customer by IPEC Planar Portland which has relatively low margins for sales. Although the Company has a margin improvement plan in place, margins are affected by a number of factors, such as product mix, material costs and the level of international sales. During the Company's planned transition to direct field service, sales and distributor discounts are expected to negatively impact gross margins. Due to these factors, there is no assurance that margins will improve in the near future.

Research and development costs increased 151% in the March, 1996 quarter, from $2.3 million in the third quarter of fiscal 1995 to $5.8 million in the third quarter of fiscal 1996, primarily due to the development of new products and processes and the acquisition of IPEC Planar Portland and IPEC Precision. Research and development costs represented 11.4% of revenue in the third quarter of fiscal 1996, compared to 9.4% of revenue in the prior-year period. Research and development expenditures are expected to increase in the future on an absolute dollar basis due to increases for research and development expected in the fourth quarter for the IPEC Precision division, as well as increases in IPEC Planar research and development expenditures due to the new Avanti 672 and 676 CMP machines.

Selling, general and administrative expenses increased to approximately $10.4 million in the third quarter of fiscal 1996, or 20.6% of revenues compared to approximately $6.0 million, or 24.4% of revenues in fiscal 1995. The absolute dollar increase is primarily due to the addition of personnel, sales commissions, and depreciation and amortization of approximately $450,000 per quarter resulting from recent acquisitions. The percentage may fluctuate in the future depending upon the dollar amount of the Company's revenue levels.

Operating income in the fiscal 1996 third quarter totaled approximately $5.0 million, compared to approximately $3.3 million in the year-earlier quarter. The dollar improvement in operating income in the fiscal 1996 period was primarily due to the higher level of revenue, and the lower percentage of selling, general and administrative expenses, compared to the fiscal 1995 period. However, as a percentage of revenues, operating income in the third quarter of fiscal 1996 was 9.9% compared to 13.4% in the fiscal 1995 period, principally due to lower gross margin percentages, increased levels of research and development, and depreciation and amortization of assets associated with the acquisition of IPEC Precision in the 1996 period.

Interest expense increased in the third quarter, to $1.1 million from $205,000, as a result of interest payable on $16.2 million of deferred purchase price for the IPEC Planar Portland acquisition, long term debt of $16 million related to the acquisition of IPEC Precision, and a higher level of short-term borrowings. Interest income was higher, at $401,000 versus $22,000 in the year-earlier quarter, due to higher levels of interest-bearing cash, restricted cash and investment accounts. In April, 1996 the Company entered into a loan agreement with a bank which is more fully described in the "Bank Loan Agreement" note in Notes to Condensed Consolidated Financial Statements. Proceeds from the loan were used to repay debt and notes payable with higher interest rates. Additionally, a $13 million note payable relating to the acquisition of GAARD was paid in April, 1996 by using $13 million of restricted cash.

Net income for the third quarter of fiscal 1996 totaled approximately $2.7 million, or 5.4% of net sales, compared to net income of approximately $2.8 million, or 11.6% of sales, in fiscal 1995. Net margins in the 1996 fiscal quarter were adversely impacted by the higher level of interest paid in the period, lower operating income as a percent of revenues and because the Company's earnings are fully taxed in fiscal 1996. The Company fully utilized its net operating loss carry-forwards during fiscal 1995, and is therefore taxed at an effective tax rate of 39% in the third quarter of fiscal 1996, versus minimal taxes in fiscal 1995.

The holders of the Series B Preferred Stock are entitled to an annual cumulative dividend of $5.59 per share payable occurring from September 3, 1993, payable on each December 31 and June 30, beginning on June 30, 1994, June 30, 1995 and June 30, 1996 for the Series B-1, B-2 and B-3 Preferred, respectively. Dividends are estimated to total $90,000 per quarter in the future until such time as the shares are converted to common stock.

Net income attributable to common stock was $2.6 million or $.17 per share on 15,375,568 primary weighted average common shares and common share equivalents outstanding for the quarter ended March 31, 1996. Net income for the comparable prior-year period was $2.6 million or $.19 per share on 13,392,045 weighted average shares outstanding. The increase in the weighted average number of common shares and common share equivalents outstanding is due to new option grants, the release of preferred stock from escrow, the Class B Warrant call in May 1995 and the issuance of common shares in August 1995 in connection with the acquisition of IPEC Clean.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995

Revenues for the nine months ended March 31, 1996 were approximately $136.5 million compared to approximately $53.9 million for the nine months ended March 31, 1995. This increase is primarily attributable to the increased sales of CMP equipment by IPEC Planar and increased revenues from IPEC Clean.

Cost of goods sold as a percentage of revenue was 59.2% in the nine month period ending March 31, 1996, compared to 57.4% for the same period in fiscal 1995. The fiscal 1995 percentage reflects a restatement of cost of goods sold to research and development and selling, general and administrative expenses. The increase in cost of goods sold was higher as a percentage of revenue in the 1996 period, due to the increased level of international sales in the fiscal 1996 period. During the nine months in fiscal 1996, IPEC Planar Portland had relatively low margins for sales to a major customer, and IPEC Clean had increased installation/warranty costs for certain bulk chemical delivery systems.

Research and development costs increased 203% in the first nine months of fiscal 1996, from $4.6 million in the fiscal 1995 period to $13.8 million in the fiscal 1996 period, primarily due to the development of new products and processes and the acquisition of IPEC Planar Portland and IPEC Precision. Research and development represented 10.1% of revenue in fiscal

1996, compared to 8.5% of revenue in the prior-year period. The Company incurred a charge of $37 million for purchased research and development in the nine months ended March 31, 1996 related to the acquisitions of IPEC Planar Portland and IPEC Precision. Purchased research and development for the nine months ended March 31, 1995 totaled $8.5 million and was attributable to the acquisition of Athens .

Selling, general and administrative expenses increased to approximately $26.2 million in the first nine months of fiscal 1996, or 19.2% of revenue compared to approximately $13.7 million, or 25.4% of revenues in fiscal 1995. The absolute dollar increase is due to the addition of personnel, sales commissions, and additional depreciation and amortization of approximately $450,000 per quarter resulting from recent acquisitions.

The operating loss for the first nine months of fiscal 1996 totaled approximately $21.3 million, compared to an operating loss of approximately $3.8 million in fiscal 1995. The increase in the fiscal 1996 loss was principally due to the $37 million in charges for purchased research and development associated with the acquisitions of IPEC Planar Portland and IPEC Precision, approximately $800,000 of acquisition charges relating to IPEC Planar Portland, and the higher levels of research and development and selling, general and administrative expenses discussed above.

Interest expense for the nine months ended March 31, 1996 increased to $1.4 million from $598,000 as a result of higher average debt balance and interest rates for the nine months compared to the prior year. Interest income was higher, at $1.6 million versus $108,000 in the year-earlier period, due to higher levels of interest-bearing cash, restricted cash and investment accounts.

As a result of the above factors, the loss before provision for income taxes was approximately $20.8 million for the nine months ended March 31, 1996 compared to a loss of approximately $4.4 million for the comparable prior year period. In addition, the Company fully utilized its net operating loss carry-forwards during fiscal 1995. The effective tax rate for fiscal 1996 is estimated to be 39%, versus minimal taxes in fiscal 1995.

The Company recorded dividends of $489,000 on Preferred Stock outstanding in the first nine months of fiscal 1996 compared to dividends of $317,000 in the same period in fiscal 1995. Dividends in fiscal 1996 were higher due to shares released from escrow along with cumulative dividends triggered by the achievement of revenue targets at IPEC Planar Phoenix.

The net loss attributable to common stock was $13.2 million or $.92 per share on 14,356,452 primary weighted average common shares outstanding for the nine months ended March 31, 1996. The net loss in the comparable prior-year period was $5 million or $.75 per share on 6,677,869 weighted average shares outstanding. The increase in the weighted average number of common shares outstanding is due to the Class B Warrant call effected in May 1995, shares issued in connection with the acquisition of IPEC Clean.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, cash and cash investments decreased by approximately $38.5 million from the fiscal 1995 year end. The cash was used primarily for acquisitions, discussed below, and the purchase of land, a structure and construction of the Company's new headquarters and manufacturing facility in Phoenix, Arizona.

The Company's principal sources of liquidity included cash, cash equivalents, and short-term investments of $27.5 million at March 31, 1996. Of this amount, $13 million was restricted cash, which secured a letter of credit supporting the Company's obligation to pay the balance of the IPEC Planar Portland acquisition price, which obligation has since been repaid. As a result, the Company's liquid assets at March 31, 1996 were $14.5 million.

In connection with the IPEC Planar Portland acquisition, the Company also provided an unsecured $3.2 million note payable over 36 months, and committed to pay $2.7 million for the seller's tax costs in the acquisition, of which $2 million was paid in January 1996 and the remainder will be due in fiscal 1997.

In connection with the IPEC Precision acquisition, the Company borrowed $10 million under a term loan agreement from a stockholder, payable in September 1997, and borrowed $9 million on a note due February 27, 1996, and borrowed an estimated $1.1 million for specific inventory and equipment, payable in equal installments of approximately $550,000 each on June 30, 1996 and September 30, 1996. On February 27, 1996 the $9 million note was paid with $3 million of cash and $6 million in proceeds from sixty day notes payable to a stockholder and a company affiliated with the same stockholder.

The Company entered into a loan agreement with a bank in April 1996. Under the terms of the agreement, which are more fully described in the "Bank Loan Agreement" note in Notes to Condensed Consolidated Financial Statements, the Company received a $10 million term loan and a $30 million revolving loan facility to provide working capital and for general corporate purposes. Proceeds were utilized to pay the $10 million term loan and the $6 million notes payable in April, 1996, described above in connection with the IPEC Precision acquisition.

At April 30, 1996, cash and cash equivalents were in excess of $10 million. Additionally, under the terms of the loan agreement, it is estimated that an additional $10 million is available based on eligible accounts receivable which can be used to collateralize such borrowings.

FACTORS AFFECTING OPERATING RESULTS

Future Capital Needs. Rapidly growing companies, including CMP systems suppliers such as IPEC, have substantial ongoing capital requirements. In order to remain competitive, the Company must continue to make significant investments in capital equipment and expansion of facilities, as well as research and development. The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected capital requirements through fiscal 1996. However, it may become necessary for the Company to seek additional equity or debt financing to fund anticipated or additional expansion. The timing or amount of such capital requirements cannot be precisely determined and will depend on a number of factors, including demand for the Company's products, product mix, changes in the semiconductor industry conditions and competitive factors. There can be no assurance that such additional financing will be available when needed or if available, will be on satisfactory terms. The failure to obtain financing could hinder the Company's ability to make continued capital investments, which could materially adversely affect the Company's results of operations.

Fluctuations in Operating Results. The Company's operating results are subject to quarterly fluctuations due to a variety of factors, including acceptance of the Company's products; the gain or loss of significant customers; competitive pressures; production capacity; availability and costs of components from the Company's suppliers; the timing and accounting treatment of product announcements and introductions by the Company, its customers or its competitors; the timing and structure of acquisitions; changes in the mix of products sold; the level of international sales, which have lower margins than domestic sales; industry-wide changes in the demand for semiconductors or for semiconductor production equipment; research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's and its customers' products; and the timing of significant shipments. For example, the Company's results of operations for the fiscal quarter ended March 31, 1994 were adversely impacted as a result of a delay in product shipments caused by the engineering redesign of its 372M CMP product. In the second quarter of fiscal 1995, the Company had a loss due to the nonrecurring charges associated with the Athens acquisition. In the second quarter of fiscal 1996, the Company had a loss due to nonrecurring charges associated with the IPEC Planar Portland and IPEC Precision acquisitions. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect operating results in one or more fiscal quarters.

The Company derives most of its revenues from the sale of products in a price range from $100,000 to $1,300,000 per unit, and a clustered system of its products can be priced as high as $2,000,000. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. A major customer has requested deferred shipment of CMP products manufactured by IPEC Planar, which are expected to cause IPEC Planar revenues to be lower and overall Company revenues to be flat in the fourth quarter of fiscal 1996 compared to the third quarter of fiscal 1996. IPEC Clean does not have significant backlog, and bookings in any quarter may vary. Significant shipments by IPEC Precision are not expected before the first quarter of fiscal 1997. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development and engineering make it difficult to reduce expenses in a particular quarter if the Company's sales goals for the quarter are not met. Any inability to adjust spending quickly enough to compensate for any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for future periods. There can be no assurance that the Company will be profitable in any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.


Dependence on Major Customers. A small number of customers account for a significant percentage of the Company's sales volume and revenues. In fiscal 1994, Intel and IBM represented 17% and 45%, respectively, of the Company's revenues. In fiscal 1995, Intel, IBM and Motorola represented 18%, 20% and 14 %, respectively, of the Company's revenues. The Company's future success depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers and the general economy. Sales of certain of the Company's products generally depend on its customers' new facility construction projects and facility upgrades and there can be no assurance that the Company's current customers will make significant purchases of the Company's products in the future. A major customer has delayed shipments to it of the Company's CMP products, as discussed above in "Fluctuations in Operating Results." The Company has announced a multi-year agreement with a major customer. This agreement provides only for pricing and other terms of sale and does not obligate the customer to order product on a specific schedule or at all. The Company's projections assume certain orders by the customer, which, if delayed, would adversely affect the Company. The loss of a major customer or any material reduction in orders by such customers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition and results of operations.

History of Losses. Prior to the Company's acquisition of IPEC Planar Phoenix in September 1993, the Company did not have significant revenues. The Company had a net loss in fiscal 1994 and will have a net loss in the year ended June 30, 1996. For the year ended June 30, 1995, the Company had a net income of $599,000 on revenues of $88.4 million. At March 31, 1996 the Company had an accumulated deficit of $25.6 million. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will be profitable in 1997 or sustain profitability on a quarterly basis.

Recent Acquisitions. The growth in the Company's revenues is attributable to the acquisition of IPEC Planar Phoenix during fiscal 1994 and its subsequent growth in fiscal 1995 and the acquisition of IPEC Clean during fiscal 1995 as well as growth in IPEC Planar Phoenix's business during fiscal 1995 and 1996. The Company acquired both IPEC Planar Portland and IPEC Precision in the second fiscal quarter of 1996. IPEC Planar Phoenix's earnings fluctuated substantially prior to its acquisition by the Company, and IPEC Clean was not profitable for any fiscal year prior to its acquisition by the Company. IPEC Clean was unprofitable for the portion of fiscal year 1995 that is included in the Company's results of operations. While IPEC Clean's operating margins continue to improve, there can be no assurances that it will operate profitably in the future. IPEC Precision has not operated profitably prior to its acquisition by the Company or in the third quarter of fiscal 1996, and there can be no assurances that IPEC Precision will operate profitably in the future.

Each of these acquisitions represented the addition of new products to the Company, which has caused changes in the allocation of management resources, marketing strategies and production systems. The Company's expansion through acquisitions has resulted in significantly higher operating expenses, particularly because the Company's strategy has been to operate each acquired business independently, resulting in separate marketing, customer support and administrative functions. The Company's ability to manage its acquired businesses effectively will depend on its ability to hire additional management and technical personnel and to continue to improve the operating, financial and management systems and controls in each of its operating units. There can be no assurance that the Company will be able to continue to improve the revenues or operating results of these acquired businesses or other companies which the Company may acquire in the future.

The costs associated with the IPEC Planar Portland and IPEC Precision acquisitions in the second quarter of fiscal 1996 are expected to increase interest expense for the remainder of fiscal 1996, as well as to increase research and development and selling general and administrative expenses by significant amounts.

Future Acquisitions. The Company's strategy is to obtain additional wafer fabrication technologies and may involve, in part, acquisitions of products, technologies or businesses from third parties. In addition, the Company may make additional acquisitions to obtain additional distribution capacity in specified geographic markets. Identifying and negotiating these acquisitions may divert substantial management time. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional Common Stock. The issuance of additional equity securities could dilute the Company's outstanding Common Stock. An acquisition which is accounted for as a purchase, like the acquisitions of IPEC Planar Phoenix and Portland, IPEC Clean, or IPEC Precision could involve significant one-time non-cash write-offs, or could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Acquisitions outside the CMP area may be viewed by outside market analysts as a diversion of the Company's focus on CMP. For these and other reasons, the market for the Company's stock may react positively or negatively to the announcement of any acquisition. An acquisition will continue to require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise in a semiconductor process equipment field outside CMP or other existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. Any acquisitions that adversely affect the operations of the Company may have an adverse impact on the Company's stock price.

Management of Growth. The recent growth of the Company's sales and expansion in the scope of its operations has placed pressure on its management resources and financial controls and has required the Company to enhance its operating and financial systems, procedures and controls. In this regard, in connection with their audit of the Company's fiscal 1995 financial statements, the Company's auditors noted that the Company had a number of reportable conditions, including the inability to accumulate direct labor hours and monitor labor and overhead standard rates, inadequate systems and procedures for recording and valuing intercompany transfers of inventory, and improper accounts payable verification and payment procedures. Corrective actions have been implemented in fiscal 1996. While the Company continues to devote resources to the improvement of its systems, the Company must hire additional accounting and management information systems personnel, and must train existing and additional personnel, to implement these system and procedural improvements. In the past, the Company's production operations also have experienced difficulties in shipping products to customers at the scheduled shipping date. When the Company acquired IPEC Planar Phoenix, its products had a reputation for late delivery and insufficient reliability. While the Company has applied resources to resolve these production issues, the Company must continue to actively manage its manufacturing operations to produce sufficient high quality products in a timely manner to meet demand. There can be no assurance that the Company can successfully add such personnel in a timely fashion, that any existing or new systems, procedures or controls will be adequate to support the Company's administrative or production operations, that these systems will be implemented in a cost effective and timely manner or that, if customer demand increases, the Company will be able to efficiently manufacture increasing amounts of its products. Any such failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

Industry Acceptance of Products. The CMP process is in an early stage of implementation and has not yet been broadly adopted by semiconductor manufacturers for volume production. Most major semiconductor manufacturers are beginning to introduce the CMP process only for pilot line production of integrated circuits with three or more metal layers and line widths at or less than 0.5 micron. Only a limited number of semiconductor manufacturers are producing commercial quantities of integrated circuits with these characteristics using CMP machines. To date, the Company's products have been used primarily in the manufacture of advanced semiconductor logic and memory devices. There can be no assurance that the CMP process will be broadly adopted or that alternative processes will not be used to achieve planarity in the manufacture of advanced semiconductor devices. If the CMP process is not accepted in the market, or if alternatives to the CMP process emerge, or if other planarization technologies improve to serve the industry's planarity requirements, then the Company's business, financial condition and results of operations would be materially adversely affected.

IPEC Clean's revenues prior to its acquisition primarily consisted of chemical reprocessing systems and related products which were sold to a small number of leading semiconductor manufacturers. IPEC Clean's future results depend largely upon broader acceptance of its chemical reprocessing systems, upon acceptance of the Company as a provider of chemical distribution systems, and upon successful integration of IPEC Clean's cleaners with the Company's CMP products. Similarly, IPEC Precision's products are based on technologies which have not been adopted by the semiconductor manufacturing industry, and there can be no assurance that customers will accept these products, or that these products can be sold profitably or in volume. The failure of the semiconductor industry to accept the Company's systems and products would have a material adverse effect on the Company's business, financial condition and results of operations.

Product Concentration; Dependence on New Products and Technologies. In fiscal 1995, the Company derived approximately 69% of its revenue from its 472 and 372M planarization systems and 7% of its revenue from its chemical reprocessors and 7% from its clustered CMP polisher/cleaner systems. A decline in sales of any of these products would adversely affect the Company if the Company has not created other products which at that time are producing significant revenues. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The Company's strategy depends in part on developing and introducing products which lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, reliability, space occupied in the fabrication facility and wafer yields. The Company believes that its future success will depend in part upon its ability to develop and enhance its existing products and develop new products to meet such anticipated technological changes. The Company's future results are highly dependent on timely completion and market acceptance of the Company's Avanti 672, which is designed to integrate CMP processing and wafer cleaning in a single piece of equipment. Additionally, the Company's future results may be dependent on the market acceptance of the Company's Avanti 676, which is designed to be a high-throughput metal CMP tool. Semiconductor equipment companies often experience delays in completing advanced products, particularly those which integrate functions previously performed by separate equipment in the wafer fabrication facility, and the Company cannot assure that the Avanti 672 or 676 will be completed as scheduled. In addition, the Company cannot assure that semiconductor manufacturers will purchase the Avanti 672 or 676, or any other product developed by the Company. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry. If the Company does not successfully introduce new products or enhanced versions of its current products in a timely manner, the Company's sales would decline. There can be no assurance that the Company will be able to develop and introduce enhanced or new products that satisfy customer needs and achieve market acceptance.

The Company's strategy is to develop and acquire technologies ancillary to the processes of wafer deposition, photolithography and etch. The Company may not be able to identify and complete such acquisitions. In addition to the risks associated with acquiring such technologies, described above, there can be no assurance that disparate technologies, and equipment designed to accomplish independently different steps in wafer processing, can be integrated efficiently or at all. The effort to integrate such technologies will absorb substantial technological, financial and managerial resources, which could adversely affect the Company's business, financial condition and results of operations.

Cyclicality of Semiconductor Industry. The Company's business depends upon capital expenditures by manufacturers of semiconductor devices, primarily for the opening of new or expansion of existing fabrication facilities which, in turn, depends upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. Although the semiconductor industry has experienced significant growth in recent years, which has resulted in growth in the semiconductor capital equipment industry. There can be no assurance that past growth in the semiconductor and semiconductor capital equipment industries, or the resulting growth in the Company's business, can be sustained in the future or that the recent downturn in the market will not continue. The Company's planned operations assume that a significant portion of new orders will result from demand from semiconductor manufacturers building or expanding fabrication facilities for advanced multi-level semiconductor devices with design requirements of 0.5 micron and below, and there can be no assurance that such demand will exist. The Company's business, financial condition and results of operations would be materially adversely affected if semiconductor manufacturers do not increase their capacity to produce these advanced semiconductor devices, or if there is a slowing of growth or a decline in production by the semiconductor industry.

Competition. The semiconductor equipment industry is an intensely competitive market. The Company believes that domestic and international competition in CMP polisher systems, clustered CMP polisher and cleaning systems, and chemical reprocessing systems is likely to increase substantially. The Company is aware of a number of companies currently marketing CMP systems that directly compete with the Company's systems. In addition, Applied Materials, Inc., the largest U.S. semiconductor equipment manufacturer, plans to offer a CMP system which will compete directly with the Company's CMP product offerings. Other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which reduce the need for the Company's products. The Company is aware of several companies that market chemical reprocessing systems similar to those sold by the Company. The trend towards consolidation in the semiconductor equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a world-wide basis and to invest in both product and process research and development. Applied Materials, Inc. and other current and potential competitors have substantially greater financial resources, name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price based competition, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

International Sales. International sales accounted for approximately 24% of the Company's revenues in fiscal 1995. International sales carry lower gross margins than domestic sales. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods, and international sales at IPEC Planar in the fourth quarter of fiscal 1996 are expected to be at levels consistent with the third quarter of fiscal 1996.

International sales are subject to certain inherent risks including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. While the Company's sales are currently denominated only in U.S. dollars, future international activity may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property. The Company's success depends in significant part on the proprietary nature of its technology. There can be no assurance that the patents issued to the Company will provide the Company with meaningful advantages, or that any patent issued to the Company will not be challenged. The two initial patents relating to the Company's single wafer planarization system products are scheduled to expire in 1996 and 1997. In 1993, the technology covered by these patents currently forming the basis of the CMP process and used in the Company's primary products was licensed on a royalty-free basis to a competitor pursuant to a settlement arrangement in which the Company also incurred payment obligations aggregating $1.4 million. The Company currently has no patents with respect to its acid reprocessing technology outside the United States. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology prior to the issuance of a patent, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, even after a patent issues, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate or that its competitors will not be able to develop similar or functionally equivalent technology. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. The Company has filed an opposition to a Japanese patent application relating to a process of performing CMP. The third party's patent application does not contain claims relating to the Company's CMP system or apparatus. The Japanese patent office may grant the patent notwithstanding the Company's opposition, or may limit the scope of a patent it will grant. If the patent were granted which covered a CMP process for which the Company's products can be used, the Company would seek a license for the benefit of its customers in Japan. There can be no assurance as to any action which may be taken by the Japanese patent office or the availability of any required license.

In the future the Company may receive notice of claims of infringement of other parties' proprietary rights, and there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims against third parties, such as customers) will not be asserted against the Company or that any such assertions will not have a material adverse effect on the Company's business, financial condition and results of operations. If any Company equipment is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the equipment in the applicable country. Irrespective of the validity or success of such claims, the Company could incur significant costs with respect to the defense thereof, which could have a material adverse effect on the Company's business, financial condition and results of operations. If infringement claims are asserted against the Company, the Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by others. The Company also has entered into significant agreements that provide for the escrow, licensing and royalty payment of the Company's technology to various third parties.

Dependence on Key Personnel. The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel. The competition for such personnel is intense. The loss of certain key people or the Company's inability to attract and retain new key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.          OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         (a) An amendment of the Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 50,000,000 shares was approved by stockholders in the annual meeting on January 18, 1996. A Certificate of Amendment was filed with the State of Delaware on January 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) An annual meeting of stockholders of the Company was held on January 18, 1996.

         (b) The name of each director elected at the meeting is as follows: Sanjeev R. Chitre, Harold C. Baldauf, Roger D. Emerick, William J. Freschi, Kenneth Levy, and Michael R. Splinter.

         (c) The matters voted upon and the results of the voting were as follows.

                  (1) The following six persons were elected as Directors at the annual meeting pursuant to the following vote:

                                          Votes For     Votes Against Votes Withheld
                                          ---------     ----------------------------
                   Sanjeev R. Chitre      13,816,452        77,187     1,025,956
                   Harold C. Baldauf      13,650,539       243,100     1,025,956
                   Roger D. Emerick       13,818,452        75,187     1,025,956
                   William J. Freschi     13,818,452        75,187     1,025,956
                   Kenneth Levy           13,818,452        75,187     1,025,956
                   Michael R. Splinter    13,817,452        76,187     1,025,956

                  (2) The amendments of the 1992 Stock Option Plan were approved at the annual meeting pursuant to the following vote:

                   Votes For:                5,604,520
                   Votes Against:            3,629,486
                   Votes Abstaining:            90,786
                   Broker Non-Votes:         5,594,803

                  (3) The amendments of the Company's Certificate of Incorporation were approved at the annual meeting pursuant to the following vote:

                   Votes For:           12,509,403
                   Votes Against:        1,200,790
                   Votes Abstaining:        76,246
                   Broker Non-Votes:     1,133,156

                  (4) The agreement by which the Company indemnifies its officers and directors was approved at the annual meeting pursuant to the following vote:

                   Votes For:           12,954,618
                   Votes Against:          655,829
                   Votes Abstaining:       125,992
                   Broker Non-Votes:     1,183,156

                  (5) The appointment of Richard A. Eisner & Company, LLP at the independent auditors of the Company was ratified at the annual meeting pursuant to the following vote:

                   Votes For:           13,420,200
                   Votes Against:          322,993
                   Votes Abstaining:       100,446
                   Broker Non-Votes:     1,075,956

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3(i).1 Certificate of Amendment of the Certificate of Incorporation of Integrated Process Equipment Corp., filed with the State of Delaware on January 31, 1996.

                  10.1 Promissory note from IPEC to Fred Kassner, dated February 27, 1996.

                  10.2 Promissory note from IPEC to Liberty Travel, Inc., dated February 27, 1996.

                  11       Statement re: computation of per share earnings.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  A report on Form 8-K was filed on November 14, 1995 for the reporting date October 30, 1995 reporting (under Item 2) with respect to the acquisition of GAARD and related financial statements, and amended on Form 8-K/A on January 11, 1996, January 17, 1996 and February 15, 1996, respectively.

                  A report on Form 8-K was filed on January 13, 1996 reporting (under Item 2) with respect to the acquisition of assets from HDOS and related financial statements, and amended on Form 8-K/A on March 11, 1996.

                  A report on Form 8-K was filed on April 2, 1996 reporting (Under Item 4) a change in IPEC's certifying accountant, and amended on Form 8-K/A on April 4, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 1996                      INTEGRATED PROCESS EQUIPMENT CORP.
                                        AND SUBSIDIARIES

                                        By: /s/ John S. Hodgson
                                          -----------------------------
                                                John S. Hodgson
                                                Vice President
                                                and Chief Financial Officer