Form 10-K405
period 1996-06-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1996-09-13
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                                   -----------
(Mark One)

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from     to

                         Commission file number: 0-20470

                       INTEGRATED PROCESS EQUIPMENT CORP.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                               77-0296222
               (State or other jurisdiction                 (I.R.S. Employer
            of incorporation or organization)            Identification Number)

               911 BERN COURT, SAN JOSE, CA                       95112
         (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (408) 436-2170
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on June 28, 1996 was approximately $291.5 million, based upon the closing price of such stock on June 28, 1996.

         As of September 11, 1996, 14,238,645 shares of Common Stock and 521,650 shares of Class A Common Stock of the registrant were outstanding. The Common Stock and Class A Common Stock are essentially identical, except that the Class A Common Stock has four votes per share and the Common Stock has one vote per share. See Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters."

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

        Integrated Process Equipment Corp. ("IPEC" or the "Company") is the leading supplier of chemical mechanical planarization ("CMP") systems used in the manufacturing of semiconductors. The CMP process is deployed to uniformly planarize the surface of a silicon wafer which enables semiconductor manufacturers to improve yields when making advanced semiconductors designed with multiple metal layers and line widths (or "geometries") at or below 0.5 micron. IPEC's CMP systems are used for volume manufacturing of advanced microprocessors, such as Intel's Pentium, Digital Equipment's Alpha, and the IBM/Motorola Power PC, as well as advanced memory products, such as Dynamic Random Access Memory ("DRAMs") produced by Siemens, IBM and Micron.

        Strategic acquisitions have played an important role in the development of IPEC's integrated CMP solution. In 1985, Westech Systems, Inc. ("Westech" or "IPEC Planar Phoenix"), together with a major semiconductor manufacturer, pioneered the use of CMP during wafer processing. IPEC acquired Westech in the first half of fiscal 1994. In November 1994 the Company acquired Athens Corp ("Athens" or "IPEC Clean"), which provides systems that precisely mix and dispense chemicals used in the semiconductor manufacturing process, proprietary acid reprocessing systems, stand alone post-CMP cleaning systems, and deionized ("DI") water reclaim systems. In October 1995 IPEC acquired GAARD Automation Inc. ("GAARD" or "IPEC Planar Portland"), which offers an advanced high throughput CMP system. In December 1995 the Company acquired the Precision Materials Operation of Hughes Danbury Optical Systems, Inc. ("HDOS" or "IPEC Precision"), which designs, manufactures and sells metrology systems that will be used for on-line CMP measurement in IPEC's CMP processing bays and for other applications. IPEC Precision also designs, manufactures and sells equipment based on proprietary plasma-assisted chemical etching used in producing semiconductor wafers.

        The Company has reorganized its business into three divisions. IPEC Planar, the Company's CMP division, consists of the Company's IPEC Planar Phoenix subsidiary and its IPEC Planar Portland subsidiary, IPEC Clean consists of the subsidiary previously named Athens, and IPEC Precision consists of the Precision Materials Operation acquired from HDOS.

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning the size of the CMP polisher market; product introduction and development; consolidation of subsidiary operating functions; industry acceptance of products; dependence on major customers; competition; relocation of operations; strategy; future revenue; operating margins, expenses and income; dividends; accounting standards; and access to equity or debt financing. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Risk Factors."

INDUSTRY BACKGROUND

        The growth of the CMP market is driven by end-users' demand for continually more complex, higher performance integrated circuits ("ICs") at reduced cost per function. CMP enables semiconductor manufacturers to develop advanced semiconductor designs with more layers of metal and finer geometries. At the same time, CMP reduces the cost to manufacture these more advanced ICs by increasing yields. CMP helps facilitate the migration from four and six inch diameter semiconductor wafers to eight inch wafers, which significantly improves yields. CMP enables the development of smaller ICs on larger wafer sizes which increases the value of each wafer to a semiconductor manufacturer.

        The average of estimates by Dataquest and VLSI Research indicate that the CMP polisher market will be approximately $266 million in 1996. These estimates exclude related segments such as cleaners, slurry delivery and reprocessing systems, DI water reprocessing systems and metrology. According to Dataquest and VLSI Research, the CMP polisher market is projected to generate approximately $1 billion of revenue in 2001, representing a compound annual growth rate of approximately 30% per year.

        Demand for semiconductors continues to experience rapid growth, driven largely by the growth of existing computer and communications markets and the emergence of new segments in these markets, such as multimedia, portable computing and wireless communications. The increase in semiconductor demand has been fueled by the industry's ability to supply more complex, higher performance ICs, while continuing to reduce cost per function. The production of these more complex and higher performance ICs requires more advanced and expensive wafer fabrication equipment. Today's advanced wafer fabrication facility ("wafer fab") costs in excess of $1 billion to construct, with more than two-thirds of this cost allocated to equipment. According to VLSI Research, as of June 1996 there were approximately 90 wafer fabrication facilities under construction or expansion.

        In order to meet the demand for increasingly sophisticated devices, semiconductor manufacturers have capitalized on advances in semiconductor equipment technology to produce increasingly complex ICs at lower cost. Semiconductor manufacturers use circuit designs with more layers of metal and finer line width (or "geometry") to produce ICs, which can provide more functionality, operate at higher speeds, occupy less space and consume less power. For example, in 1989, the Intel 386 microprocessor was produced with two layers of metal and 0.8 micron line widths, and 4-megabit DRAMs were produced using two metal layers and line widths of 1.0 micron. Today's Pentium microprocessor is produced with four metal layers at 0.5 micron line widths, and 64-megabit DRAMs will be produced at 0.35 micron geometries using three metal layers. In addition, over the past five years, manufacturers of ICs have migrated from semiconductor wafers of four to six inches in diameter to eight inch wafers to increase the number of integrated circuits per wafer. Improvements in IC design and increased wafer sizes have increased the value of each wafer to a semiconductor manufacturer, which has resulted in greater emphasis on wafer processing equipment that reduces risk of damage to each wafer. The Company believes that mainstream semiconductor production for high performance microprocessors and memory devices will require three or more layers of metal, line widths at or below 0.35 micron, and wafer diameters of eight inches or more.

        The production of advanced semiconductor wafers typically includes alternating steps of deposition, etching and cleaning, where multiple layers of highly complex circuit designs are built on the wafer substrate. These steps are repeated numerous times in order to layer different materials and imprint various features on the wafer. Deposition and etching processes create an uneven topography on the wafer surface. At line widths at or below 0.5 micron, topographical variations can prevent precise resolution during photolithography, which leads to wafer defects and reduced yields. In addition, for complex devices with multiple layers of metal, the etching process typically leaves metal residues that can produce short circuits when other metal layers are deposited. A technique called planarization creates a flat surface before the deposition of the next layer by removing excess insulating (or dielectric) material and metal residues. As complex ICs are produced with multiple layers of metal and at line widths at or below 0.5 micron, manufacturers now find that planarization is increasingly necessary after each deposition or etching step to achieve adequate yields and revenue per wafer.

        Traditional planarization techniques deposit additional dielectric material to fill gaps and etch the dielectric layer to remove bumps, or apply a glass-like material to fill gaps. These two methods achieve a relatively smooth surface for only a small area of the wafer. However, these traditional techniques have not proven effective for achieving adequate planarity across an entire wafer to allow consistent imaging of devices with geometries at or below
0.5 micron.

        IPEC is the leading supplier of CMP systems, which produce uniformly flat wafers in order to enable semiconductor manufacturers to improve yields when making advanced semiconductors designed with multiple metal layers and geometries at or below 0.5 micron. CMP polishes a wafer with a moving pad containing an abrasive chemical slurry. IPEC's CMP equipment precisely regulates not only the pad's position, motion and pressure, but also the chemical composition of the slurry, and increases the precision with which photolithography can imprint the next layer of circuit diagrams and reduces defects due to metal residues projecting from one layer into the next. IPEC's CMP systems are used for volume manufacturing of advanced microprocessors, such as Intel's Pentium, Digital Equipment's Alpha, and the IBM/Motorola Power PC, as well as advanced memory products, such as DRAMs produced by IBM, Micron and Siemens.

PRODUCTS

        The Company believes that semiconductor manufacturers will increasingly seek integrated CMP solutions to achieve operating efficiencies and lower the cost of CMP. IPEC expects to deliver in fiscal 1997 complete CMP processing bays, which include systems for wafer polishing and cleaning; slurry and chemical distribution; and DI water reclaim and slurry recycling, along with on-line metrology.

        CMP Polishing Systems

        IPEC's CMP techniques derive from the Company's expertise over the past twenty years in manufacturing wafer polishing equipment. CMP was originally used to polish optical lenses and was later adapted by semiconductor manufacturers to polish raw silicon wafers prior to wafer processing. In 1985, IPEC Planar Phoenix, together with a major semiconductor manufacturer, pioneered the use of CMP for a planarization step during wafer processing. The Company's core CMP technologies include precise mechanical controls for wafer and pad positioning, movement and pressure; wet chemistry and fluid dynamics related to slurry composition, particle size, temperature and flow; pad reconditioning; electrical design in a wet chemistry environment; and control software with a graphical user interface.

        The Company's current CMP systems are automated tools for uniformly planarizing oxide and metal wafers from four to eight inches in diameter. The systems are designed to perform planarizing applications requiring process flexibility with repeatable results. IPEC's CMP products feature automatic cassette loading and unloading, two-step planarizing and temperature, pressure and surface speed control. Planarization in the Company's CMP systems is achieved by pressure and three relative wafer motions: the wafer chuck rotates about its center, the arm supporting the wafer chuck oscillates and the polishing plate (which has a polishing pad laminated to its surface) rotates. This combination of pressure and motion ensures uniform material removal and flatness across the entire wafer surface and from wafer to wafer.

        Wafer carrier and platen rotation speeds are programmable to allow control of wafer rotation speed during the planarizing operation. The rotation speeds work in tandem with programmable arm oscillation and chemical slurry supply. System operation is controlled from a centrally located programmable control panel. A number of process programs can be stored in memory to allow quick selection of stored process parameters for different wafer sizes, materials or processes. While the system normally operates automatically, with the computer program controlling all operating variables, the system also allows for manual control.

        The Company currently manufactures three families of wafer planarization systems, the Avanti 372M, the Avanti 472 and the AvantGaard 676. The Company is developing its next generation Avanti 672 system. The Company's CMP systems are configured to match varying customer requirements and offer different throughput levels and ease of use. IPEC's CMP systems range in price from $475,000 to $1,800,000 depending on configuration and options. Through June 30, 1996, the Company had sold 569 CMP systems. In fiscal 1995 and 1996, sales of the Company's CMP stand alone polishing systems accounted for approximately 69% and 67%, respectively, of the Company's total revenue.

        The Avanti 372M Automatic Wafer Planarization System, introduced in 1992, is a fully automated, single side, single wafer planarization system for polishing oxide and metal layers on silicon wafers from four to eight inches in diameter. In addition to the planarization of oxide layers, the system polishes layers of metal interconnects including tungsten, aluminum, and copper.

        The Avanti 472 Automatic Wafer Planarization System, introduced in March 1994, offers higher throughput and improved ergonomics over the 372M, as well as an improved pad conditioner system. These improvements, together with increased reliability, resulted in a lower processing cost per wafer compared to the 372M.

        The Avanti 672 Automatic Wafer Planarization System, to be introduced in the second half of calendar 1996 is designed to integrate wafer CMP and cleaning, significantly increase wafer throughput, and occupy significantly less clean room space than standalone CMP equipment and post-CMP cleaners. The Avanti 672 planarizes wafers up to 12 inches in diameter. See "Risk Factors--Product Concentration; Dependence on New Products and Technologies."

        The AvantGaard 676 Wafer Planarization System was acquired in October 1995 through the acquisition of GAARD at which time the tool was being sold to only one customer. IPEC introduced the AvantGaard 676 to the open market in April 1996. The AvantGaard 676 is a four head, one wafer at a time, metal planarization system that uses an orbital polishing motion. This is a high throughput system capable of processing up to 40 wafers per hour, and it offers the industry's smallest footprint.

        Clustered CMP Polisher/Cleaner System

        The Company offers the Avanti 4100, 4720 and 4721 clustered CMP polisher/cleaner system series designed so that a cassette of wafers can be placed on the planarizer load station and picked up from the cleaner unload station after processing is completed. The system includes an in-line water-driven track for wafer transport between the two units. The planarization and cleaning modules can be matched to minimize clean room space requirements. The integrated cluster can also be contained in a mini-environment. In fiscal 1995 and 1996 sales of the clustered CMP polisher/cleaner systems represented approximately 7% and 1%, respectively, of the Company's revenue.

        Stand Alone CMP Cleaners

        The Company offers several cleaning products which serve a variety of integrated circuit fabrication needs. The Avanti 3800 automatic, double sided wafer cleaner is capable of processing wafers from 6 to 8 inches in diameter, utilizing two brushes and two cleaning stations after which the wafer passes into a spin rinse dryer, all within a closed dust free environment. The Avanti 6000 and 8000 systems utilize wet cleaning processes for photoresist removal and related cleaning in the pre- and post-metal application stages of fabrication. The Company also offers a post-CMP cleaner brush, the Avanti 9000, which is designed to scrub wafers and then clean them using a proprietary megasonic process to remove particles and ionic contaminants. In fiscal 1995 and 1996 sales of the Company's CMP cleaning products represented approximately 0% and 1%, respectively, of the Company's revenue.

        Exxflow CMP Water Recovery System

        The Company offers a post-CMP water recovery system which reduces the amount of waste water generated by a semiconductor fabrication facility. This system recovers up to 95% of the water used in CMP and other applications and enables manufacturers to reprocess the water for further use in the manufacturing cycle. The Company acted as distributor for this equipment during fiscal 1996, but has subsequently entered into an exclusive agreement to manufacture and sell these systems starting in fiscal 1997. Revenue from the sale of the Exxflow CMP Water Recovery System represented approximately 0% and 2% in fiscal years 1995 and 1996, respectively, of the Company's revenue.

        Chemical Distribution Systems

        The Company's chemical distribution and dispensing systems consist of separate modules which may be assembled and configured in a variety of ways into a system designed to satisfy a customer's specific requirements in a cost-effective manner. A typical system may contain storage, pumping, mixing, testing, distribution and dispensing modules. The primary systems currently available include a bulk chemical distribution system; an automated mixing system, which mixes chemicals to create a homogeneous solution and accurately dispenses the mixture at the point of use; and an acid pumping system. In fiscal 1995 and 1996, chemical distribution systems represented approximately 2% and 4%, respectively, of the Company's revenue.

        Wet Chemical Reprocessors

        The Company designs, manufactures and sells a full line of systems designed to re-use and purify wet chemicals used to etch and clean semiconductor wafers. The Company's current product line consists primarily of sulfuric acid reprocessors and precision distribution and dispensing systems which transport reprocessed ultra-pure chemicals throughout the semiconductor manufacturing process. The Company added this product to its product line in the November 1994 acquisition of Athens. In fiscal 1995 and 1996, sales of the Company's wet chemical reprocessing systems represented 7% and 11%, respectively, of the Company's revenue.

        SOI-200 Wafer Thinning System

        The Company's proprietary wafer thinning system, acquired in December 1995 through the acquisition of the Precision Materials Operation of HDOS, is used to etch thin-bonded silicon on insulator ("SOI") wafers to high levels of precision and uniformity. This system uses a noncontact, low energy etch technique and incorporated thin film mapper to attain SOI dimensions which the Company believes cannot be achieved economically with conventional etching technologies. In fiscal 1995 and 1996 sales of the SOI-200 Wafer Thinning System represented approximately 0% and 2%, respectively, of the Company's revenue. The system has been sold to date to only two customers.

CUSTOMERS

        The Company sells its products to leading semiconductor manufacturers located throughout the United States, Asia and Europe. The Company shipped products during fiscal 1996 to the following representative customers: AMD, Cypress Semiconductor, Fujitsu, IBM, Intel, LSI Logic, Micron, Motorola, NEC, Samsung, Siemens, Texas Instruments, and TSMC. Intel and IBM represented 17% and 45%, respectively, of the Company's fiscal 1994 revenue. Intel, IBM and Motorola represented 18%, 20% and 14%, respectively, of the Company's fiscal 1995 revenue. Intel represented 29% of the Company's fiscal 1996 revenue. The loss of a major customer or any reduction in orders by such a customer would have a material adverse effect on the Company. The Company's future success depends in part upon its ability to obtain orders from new customers and increase orders from existing customers. See "Risk Factors--Dependence on Major Customers."

MARKETING, SALES AND SUPPORT

        IPEC Planar Phoenix, IPEC Planar Portland, IPEC Clean and IPEC Precision market products in the United States through independent sales forces. At July 31, 1996, IPEC Planar Phoenix employed 23, IPEC Planar Portland employed one, IPEC Clean employed 19 and IPEC Precision employed eight direct sales and support personnel. Each subsidiary's direct sales force develops orders, coordinates distribution, demonstrates equipment and provides applications support. The Company is in the process of consolidating the marketing, sales and support functions of IPEC Planar Portland, IPEC Planar Phoenix and IPEC Clean.

        The Company markets its products internationally through independent distributors in Europe, Israel and Asia. In Japan, Tokyo Electron Limited, sells and distributes some of the Company's CMP products pursuant to a marketing agreement. Sumitomo Corporation holds the right to manufacture and market certain acid reprocessing products in Japan. The Company's primary distributor in Europe is Teltec. The Company also has several nonexclusive distributors in Europe. Sales outside the United States during fiscal 1995 and 1996 represented approximately 24% and 34%, respectively, of the Company's revenue. See "Risk Factors--International Sales."

MANUFACTURING

        IPEC manufactures CMP polishing systems in Phoenix, Arizona; cleaning and acid and deionized water and chemical distribution reprocessing products in Oceanside, California. Management intends to move bulk chemical distribution and cleaning systems operations to its Phoenix location in fiscal 1997. The Company manufactures a majority of the more complex plastic and metal components of its CMP products using both numerically controlled and manually operated plastic and metal fabrication equipment. IPEC purchases other components from third parties, and assembles and tests products configured by customers for particular orders. The Company's manufacturing strategy emphasizes increased outsourcing of components and subassemblies. The standard warranty for the Company's products is one year for parts and labor.

        The Company relies on a limited number of independent manufacturers to provide certain components in assemblies made to the Company's specifications and use in the Company's products. In the event that the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties that resulted in the reduction or interruption of supply to the Company, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company purchases certain key components from sole or single source vendors for which alternative sources are not currently available. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components can result in delays or reductions in product shipments, which could adversely affect the Company's business, financial condition and result of operations. Any prolonged inability to obtain adequate amounts of fully functional components or any other circumstances that would require the Company to seek alternative sources of supply would have a material adverse effect on the Company's business, financial condition and results of operations and could damage the Company's relationship with its customers.

        The Company's manufacturing operations produce limited amounts of hazardous wastes and require environmental operating permits. The Company is also subject to governmental regulations related to the discharge or disposal of toxic or otherwise hazardous chemicals used in the manufacturing process. Failure to obtain required permits or to comply with environmental regulations could result in fines or cessation of operations. Future environmental regulations could require the Company to acquire equipment or to incur other expenses. See "Risk Factors--Product Liability and Environmental Regulations."

RESEARCH AND DEVELOPMENT

        The semiconductor capital equipment market generally, and in particular the CMP market in which the Company competes, is characterized by rapid technological development and product innovation. The Company's ongoing research and development efforts are currently focused on product and process development, automation, improved reliability, machine control software, safety, man-machine interfaces, maintainability and metrology. Current product development efforts include the Avanti 672 CMP system as well as slurry reprocessing, plasma assisted chemical etch and thin film thickness measurement systems. In order to respond to developing technologies in the semiconductor manufacturing industry, the Company intends to maintain its internal development efforts and to seek cooperative research and product development relationships with other technology companies and government agencies. The Company has entered into joint process technology development programs with Lam Research Corporation and Tokyo Electron Limited to develop integrated process solutions for next-generation production applications. As of July 31, 1996, the Company had approximately 212 full-time employees dedicating their efforts to equipment design engineering, process support and research and development. Research and development expenditures for fiscal 1995 and 1996 were $7.3 million and $19.9 million, respectively.

INTELLECTUAL PROPERTY RIGHTS

        The Company holds a number of United States and foreign patents or patent applications covering various aspects of its products. The two initial patents relating to the Company's planarization systems products expire in 1997. In 1993, the technology covered by these patents currently forming the basis of the CMP process and used in the Company's primary products was acquired from, and licensed on a royalty-free basis to a competitor pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $175,000 was outstanding at June 30, 1996. The Company has a policy of seeking patents on inventions governing new products and processes developed as part of its ongoing research, engineering and manufacturing activities. However, patents do not necessarily provide protection against competitors since competitors may be able to design around or successfully challenge Company patents. While the Company believes its patents are of value, the Company believes its success will depend more upon engineering, marketing, service and manufacturing skills than on patents. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's products and processes. The sale of the Company's products covered by such patents could require licenses that may not be available on acceptable terms. From time to time the Company has been notified that it may be in violation of certain patents and the Company has in at least one instance agreed to pay the patent holder royalties to settle claims of infringement. Other patent infringement claims may be asserted, and licenses may not be available on reasonable terms or at all. The Company may negotiate licenses or purchase of the patents where it is considered appropriate.

        In the future the Company may receive notice of claims of infringement of other parties' proprietary rights, and there can be no assurance that a claim for infringement, invalidity or indemnification will not be asserted against the Company or that any such assertions will not have a material adverse effect on the Company's business, financial condition and results of operations. If any Company equipment is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the equipment in the applicable country. Irrespective of the validity or success of such claims, the Company could incur significant costs with respect to the defense thereof, which could have a material adverse effect on the Company's business, financial condition and results of operations. If infringement claims are asserted against the Company, the Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by others.

        The Company also relies on trade secrets to protect its proprietary technology. There can be no assurance that information will be kept confidential, that contractual secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent that consultants, employees or third parties apply technological information independently developed by them or by others, disputes may arise as to the proprietary rights to such information, which disputes may be resolved against the Company.

        The Company manufactures the AvantGaard 676 under a license from a volume manufacturer of advanced microprocessors. The Company has escrowed technical data sufficient to permit such manufacturer to manufacture the Company's AvantGaard 676, for release if the Company does not meet certain criteria regarding product or spare part delivery schedules to the manufacturer. If the data is released from escrow, the manufacturer could manufacture the AvantGaard 676 or have the AvantGaard 676 manufactured by others for its use. The escrow terminates in October 1998.

        In July 1990 the Company and MTC Co. Ltd. ("MTC"), a Japanese manufacturer and seller of semiconductor equipment, agreed to joint development and commercialization of a single wafer wet processing system for wafer fabrication. The Company obtained the right to resulting technology. The Company has the right to manufacture the system developed with MTC in North America and Europe in exchange for a 6% royalty on stand alone wet modules and on that portion of integrated systems which incorporate wet modules.

        The Company has licensed Sumitomo Corporation to manufacture and sell in Japan certain of the Company's acid reprocessor products.

COMPETITION

        The semiconductor equipment industry is an intensely competitive market. In particular, the Company believes that domestic and international competition in the markets for CMP equipment, clustered CMP/cleaner systems and chemical reprocessing systems will increase in the future. The principal competitive factors in the semiconductor equipment industry are the equipment's performance, reliability, repeatability and cost of ownership, and the supplier's customer service and support, size and financial resources and relationships with suppliers and customers. To date, the Company has encountered limited competition in the CMP system market. The Company expects capital equipment manufacturers not currently involved in the development of CMP systems to develop products for this market. Applied Materials Inc. has recently begun to offer a CMP system that competes directly with the Company's CMP product offerings. Applied Materials Inc. and other current and potential competitors have substantially greater financial resources and name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. The Company is aware of a number of companies in Asia attempting to market acid reprocessing systems similar to those sold by the Company. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. The Company believes that to remain competitive, it will require significant financial resources to improve its products, maintain customer service and support centers and invest in product and process research and development. No assurances can be given that the Company will continue to compete successfully at present or even reduced levels in the United States or worldwide.

        The Asian market for semiconductor equipment, particularly in Japan, represents a substantial percentage of the worldwide market, is technologically advanced and has been historically difficult for foreign enterprises to enter. In recent years Japanese semiconductor manufacturers have begun to build fabrication facilities and license their technology outside of Japan. A licensee outside Japan operating a wafer fabrication facility under license from a Japanese corporation may have an incentive to acquire semiconductor manufacturing equipment from the licensor or its affiliate. Japanese corporations are attempting to develop new processes and modify existing techniques such as spin-on glass as alternatives to CMP. These technologies, if developed, may represent additional competition for the Company's products, particularly in Asia. The Company believes it must continue to invest substantial resources to develop Asian markets. The Company distributes its CMP products through distributors in Asia and has limited experience in selling its products directly in these countries. See "Risk Factors--Asian Market."

BACKLOG

        The Company includes in its backlog only those customer orders for systems for which it has accepted purchase orders and assigned shipment dates within the following twelve months. Industry practice allows the customer to cancel or reschedule orders prior to shipment without penalties. Accordingly, the Company's backlog at a particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for product to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of June 30, 1996 the Company's order backlog was approximately $49.6 million compared to $53.7 million at June 30, 1995.

EMPLOYEES

        At July 31, 1996, the Company had approximately 1,042 employees, of whom 120 were in administrative positions, 212 were in engineering and research and development, 53 in marketing and sales, 191 in field service and support, and most of the remaining employees were involved in direct manufacturing and manufacturing support activities. The Company also utilizes contract employees to supplement key work centers during peak loads. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personnel.

ITEM 2.  PROPERTIES

        The Company purchased a 110,000 square foot shell building in Phoenix, Arizona for $7.1 million in the first quarter of fiscal 1996. Improvements were made to this building including the addition of a 40,000 square foot mezzanine at a cost of approximately $11 million. The building also has a state of the art Class 10 / Class 100 clean room that it uses mainly for process development. The production and administrative functions were moved to this location in the third quarter of fiscal 1996. The Company also owns another building in Phoenix, Arizona totaling approximately 25,000 square feet and leases an additional 14,000 square feet in Phoenix that it uses primarily for storage. The Company leases additional facilities in various parts of the country. They consist of a 46,000 square foot facility in Tempe, Arizona that is used for subassembly manufacturing, a 28,000 square foot facility, including a 1,000 square foot Class 10,000 clean room in Tempe, Arizona that it uses for engineering and research and development, a 27,500 square foot facility in Oceanside, California that it uses primarily for manufacturing and research and development, a 22,000 square foot facility in Oceanside, California that it uses for manufacturing, a 7,000 square foot facility in Oceanside, California including a 600 square foot clean room that it uses for research and development, a 37,500 square foot facility in Bethel, Connecticut that it uses for manufacturing and research and development and a 20,000 square foot facility in Portland, Oregon that it also uses for manufacturing and research and development. The company also leases facilities in Burlington Vermont, Austin, Texas and Garland, Texas. The Company is attempting to raise additional cash amounting to approximately $8 million by entering into a sale/leaseback transaction for its Phoenix facility. It is not certain at this time whether this transaction will occur.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq National Market System under the symbol IPEC. The following table sets forth for the periods indicated the high and low sale price for the Common Stock.

                                                     HIGH             LOW
      FISCAL YEAR 1996
        4th Quarter ..........................    $     35          $17 3/4
        3rd Quarter ..........................      27 3/4           16 3/4
        2nd Quarter ..........................      40 1/4               23
        1st Quarter ..........................      56 1/2           31 1/2
      FISCAL YEAR 1995
        4th Quarter ..........................    $ 38 1/4         $     20
        3rd Quarter ..........................      22 1/2           13 5/8
        2nd Quarter ..........................      18 7/8           13 1/4
        1st Quarter ..........................          15            8 1/8
      FISCAL YEAR 1994
        4th Quarter ..........................    $ 11 1/2         $      7
        3rd Quarter ..........................      10 3/4            8 1/2
        2nd Quarter ..........................      13 1/2            8 3/4
        1st Quarter ..........................      12 1/4            7 1/2

         As of September 11, 1996, there were 230 holders of record of Common Stock and 3 holders of record of Class A Common Stock.

DIVIDEND POLICY

        The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The terms of the Series B Preferred Stock prevent the Company from paying dividends on the Common Stock unless the Company has paid all dividends due to the holders of the Series B Preferred Stock. In fiscal 1994 the Company paid cash dividends on its Series A Preferred Stock in the amount of $41,000. In fiscal 1995, the Company recorded dividends on its Series B Preferred Stock in the amount of $377,000 and paid dividends on its Series B Preferred Stock in the amount of $79,000. In fiscal 1996, the Company recorded dividends on its Series B Preferred Stock in the amount of $579,000 and paid dividends on its Series B Preferred Stock in the amount of $439,000. The Preferred Stock was issued in conjunction with the Westech acquisition.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data have been derived from the Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP and Richard A. Eisner & Company, LLP, whose reports appear elsewhere herein. The information presented below should be read in conjunction with the Company's Consolidated Financial Statements, Notes to the Consolidated Financial Statements and discussions of the historical financial data included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 YEAR ENDED JUNE 30,
                                                      ---------      ---------      ---------      ---------      ---------
                                                         1992           1993         1994(1)        1995(2)        1996(3)
                                                      ---------      ---------      ---------      ---------      ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenue .......................................     $     259      $   1,438      $  31,158      $  88,385      $ 184,500
  Cost of goods sold ............................            --            943         22,738         50,776        109,719
                                                      ---------      ---------      ---------      ---------      ---------
  Gross margin ..................................     $     259      $     495      $   8,420      $  37,609      $  74,781
  Operating expenses:
  Research and development ......................           527          1,446          2,453          7,330         19,871
  Purchased research and development ............            --             --          1,107          8,485         36,961
  Selling, general and administrative ...........           726          1,381          9,403         20,458         35,436
                                                      ---------      ---------      ---------      ---------      ---------
  Total operating expenses ......................         1,253          2,827         12,963         36,273         92,268
                                                      ---------      ---------      ---------      ---------      ---------
  Operating income (loss) .......................          (994)        (2,332)        (4,543)         1,336        (17,487)
  Interest income and other income, net .........            10             57             10            398          2,200
  Interest expense ..............................           (17)          (324)        (5,197)        (1,059)        (2,149)
                                                      ---------      ---------      ---------      ---------      ---------
  Income (loss) before income taxes .............        (1,001)        (2,599)        (9,730)           675        (17,436)
  Income tax (expense) benefit ..................            --             --            830            (76)         6,779
                                                      ---------      ---------      ---------      ---------      ---------
  Net income (loss) .............................        (1,001)        (2,599)        (8,900)           599        (10,657)
  Cumulative dividend on Preferred Stock ........           (38)           (38)          (118)          (377)          (579)
                                                      ---------      ---------      ---------      ---------      ---------
  Net income (loss) attributable to Common
    Stockholders ................................     $  (1,039)     $  (2,637)     $  (9,018)     $     222      $ (11,236)
                                                      ---------      ---------      ---------      ---------      ---------
  Net income (loss) per share of Common Stock ...     $   (1.96)     $   (2.12)     $   (3.26)     $    0.02      $   (0.78)
                                                      ---------      ---------      ---------      ---------      ---------
  Shares used in per share calculation ..........           530          1,243          2,763          9,865         14,434(4)
OTHER DATA:
  Income (loss) before income taxes and purchased
    research and development ....................     $  (1,001)     $  (2,599)     $  (8,623)     $   9,160      $  19,525

                                                                              JUNE 30,
                                                  -----------------------------------------------------------------
                                                  1992           1993         1994(1)        1995(2)        1996(3)
                                                  ----           ----         -------        -------        -------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents ..........       $    587        $  1,108       $    979       $ 66,007       $ 11,681
  Working capital ....................           (816)          1,406         15,707         98,144         53,700
  Total assets .......................          1,678           1,981         41,466        157,977        191,684
  Current portion of long-term debt ..             --              --            979          4,772          2,124
  Long-term debt, less current
     portion..........................             --              --          9,249          1,748         22,841
  Total stockholders' equity .........           (608)          1,616         19,575        130,120        128,337

- ----------

(1) Includes results of operations of Westech after its acquisition by the Company in September 1993.

(2) Includes results of operations of Athens after its acquisition by the Company in November 1994.

(3) Includes results of operations of GAARD and HDOS after their acquisition by the Company in October 1995 and December 1995, respectively.

(4) Excludes 819,687 shares of Common Stock issuable upon the conversion of outstanding Series B Preferred Stock, 613,740 shares of Common Stock issuable upon the exercise of warrants and 3,087,699 shares of Common Stock issuable upon the exercise of options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        IPEC is a Delaware corporation organized in December 1991 and is the successor by merger to a California corporation of the same name that was incorporated in October 1989. The Company is primarily engaged in designing, manufacturing, marketing and servicing equipment for the semiconductor manufacturing industry.

        In September 1993, IPEC completed its acquisition of Westech and in November 1994, the Company acquired approximately 94% of the outstanding common stock of Athens. The Company acquired the remaining outstanding common stock of Athens in the first quarter of fiscal 1996. The Company consummated two significant acquisitions during its second quarter of fiscal 1996. On October 30, 1995, the Company acquired all of the stock of GAARD for approximately $31.5 million. On December 29, 1995, the Company's newly formed subsidiary, IPEC Precision, Inc., acquired the Precision Materials Operation of HDOS for approximately $22.6 million. All of the aforementioned acquisitions have been accounted for as purchases.

        In connection with the acquisitions in the second quarter of fiscal 1996, the Company reorganized its business into three divisions. IPEC Planar, the Company's CMP division, consists of the Company's IPEC Planar Phoenix operation, formerly named Westech and the IPEC Planar Portland operation, formerly named GAARD. IPEC Clean consists of the former Athens operation and produces on site wet ultra high purity chemical reprocessing systems, chemical distribution systems and cleaning systems that can be marketed as stand alone products or clustered with Planar's CMP systems. Management intends to move bulk chemical distribution and cleaning systems operations to its Phoenix location in fiscal 1997. IPEC Precision consists of the Precision Materials Operation acquired from HDOS and is engaged in manufacturing of advanced plasma assisted chemical etching equipment and metrology equipment for use primarily in manufacturing of silicon wafers and semiconductor devices.

        The Company's revenue is derived from the sale of products, related spare parts and service. In accordance with generally accepted accounting principles, the Company recognizes revenue when a product is shipped. Revenue from spare part sales or service is recognized when shipped or upon completion of service.

        The Company's gross margins may vary due to many factors, and are especially dependent on direct versus indirect sales, product mix and domestic versus international sales. The Company sells directly in the United States and such sales have higher gross margins than indirect international sales. Thus, gross margins in any period may not be indicative of margins for future periods. See "Risk Factors."

        IPEC incurred a net loss of $10.7 million in fiscal 1996 compared to net income of $0.6 million in fiscal 1995 and a net loss amounting to $8.9 million in fiscal 1994. Purchased research and development charges related to acquisitions have amounted to approximately $37.0 million, $8.5 million and $1.1 million in fiscal 1996, 1995 and 1994, respectively. Additionally, the Company incurred a charge amounting to approximately $4.3 million in fiscal 1994 for debt discount and deferred financing fees attributable to warrants issued in connection with a $5 million bridge loan which was repaid from the proceeds of a public offering. Due to a number of factors discussed below which affect operating performance, results in any one period are not necessarily indicative of future results.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected items of the Company's consolidated statements of operations expressed as a percentage of total revenue:

                                                               YEAR ENDED JUNE 30,
                                                        1994         1995         1996
                                                        ----         ----         ----
           Revenue .............................        100%         100%         100%
           Cost of goods sold ..................         73           57           59
           Gross margin ........................         27           43           41
           Operating expenses:
             Research and development ..........          8            8           11
             Purchased research and
               development......................          4           10           20
             Selling, general and
               administrative...................         30           23           19
             Total operating expenses ..........         42           41           50
           Operating income (loss) .............        (15)           2           (9)
           Interest income and other income,
               net..............................          0           .5            1
           Interest expense ....................        (17)          (1)          (1)
           Income (loss) before income taxes ...        (31)          .8           (9)
           Income tax (expense) benefit ........          3          (.1)           4
           Net income (loss) ...................        (29)          .7           (6)

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

        Revenue for the year ended June 30, 1996 was $184.5 million compared to $88.4 million for the year ended June 30, 1995. This increase is primarily attributable to the increased sales of CMP equipment and the addition, from November 1, 1995, of revenue derived from sales by IPEC Planar Portland of $28.4 million. In addition, the Company recorded increased levels of revenue from IPEC Clean. Revenue from foreign sales represented approximately 34% and 24% of total revenue in fiscal 1996 and 1995, respectively. Due to the industry wide slowdown, the Company believes that its revenue for the first quarter of fiscal 1997 will be approximately 25% below the fourth quarter fiscal 1996 revenue of $48 million.

        Cost of goods sold as a percentage of revenue amounted to 59% and 57% in fiscal 1996 and 1995, respectively. The cost of goods sold was higher as a percentage of revenue in fiscal 1996 due in part to the increased level of international sales, where the Company typically sells indirectly through distributors. Also, during fiscal 1996, volume purchase agreement sales from IPEC Planar Portland and IPEC Precision's initial sales to customers contributed to lower margins. Since IPEC Precision is commencing operations and its customer base is new, it is expected that its gross margin percentage will continue to be lower than margins attained for the Company's CMP tools. In addition, IPEC Clean's increased installation and warranty costs and under utilized capacity resulted in lower than anticipated gross margins. Although the Company has margin improvement plans in place, margins are affected by a number of factors, such as product mix, material cost and the level of international sales. During the Company's planned transition to direct field service, distributor discounts are expected to negatively impact gross margins. Due to these factors, there is no assurance that margins will improve in the near future.

        Research and development expense increased from $7.3 million in fiscal 1995 to $19.9 million in fiscal 1996. Research and development expense as a percentage of total revenue increased from 8% in fiscal 1995 to 11% in fiscal 1996. Increased research and development costs resulted primarily from costs incurred to develop the Company's Avanti 672 and Avant GAARD 676 CMP tools. Additional costs were also incurred at IPEC Precision, which resulted from the development of plasma assisted chemical etching and metrology technologies. The Company incurred one-time purchased research and development charges amounting to $37 million in fiscal 1996 related to acquisitions of IPEC Planar Portland and IPEC Precision and $8.5 million in fiscal 1995 related to the acquisition of IPEC Clean. Quarterly research and development expense in fiscal 1997 is expected to remain consistent with fourth quarter 1996 levels of approximately $6.0 million on an absolute dollar basis.

        Selling, general and administrative expenses increased to $35.4 million, or 19% of revenue, in fiscal 1996 from $20.5 million, or 23% of revenue, in fiscal 1995. The absolute dollar increase is primarily due to the addition of personnel, sales commissions and additional depreciation and amortization resulting from recent acquisitions and the Company's new Planar Phoenix facility. The percentage decrease is primarily due to greater levels of revenue. Quarterly selling, general and administrative expense in fiscal 1997 is expected to remain consistent with fourth quarter 1996 levels of approximately $9.3 million on an absolute dollar basis.

        The operating loss for fiscal 1996 totaled $17.5 million compared to operating income of $1.3 million in fiscal 1995. The loss in fiscal 1996 was principally attributable to $37.0 million of purchased research and development charges related to the acquisitions of IPEC Planar Portland and IPEC Precision and increased research and development expenditures. Charges related to the IPEC Clean acquisition in fiscal 1995 totaled $8.5 million. Excluding acquisition charges, operating income would have been $19.5 million and $9.8 million in fiscal 1996 and 1995, respectively.

        Interest expense increased from $1.1 million in fiscal 1995 to $2.1 million in fiscal 1996 as a result of higher borrowing levels. Debt financing occurred during fiscal 1996 to acquire IPEC Precision and for the construction of a new manufacturing facility in Phoenix. A substantial portion of the Company's financing was consolidated with a $10 million term loan and a $30 million revolving loan facility agreement with a bank in the fourth quarter of fiscal 1996. Interest income increased from $0.4 million in fiscal 1995 to $1.8 million in fiscal 1996 as a result of higher levels of invested cash, particularly in the first and second quarters of fiscal 1996. Higher cash balances in fiscal 1996 resulted from the exercise of the Company's Class B warrants in late fiscal 1995 resulting in net proceeds of $63.2 million.

        As a result of the above factors, the Company's loss before income taxes amounted to $17.4 million in fiscal 1996 compared to net income of $0.7 million in fiscal 1995. Due to the Company's ability to utilize net operating loss carryforwards in fiscal 1995, the effective tax expense rate was 11%. Since these net operating loss carryforwards were fully utilized in fiscal 1995, the Company's effective tax benefit rate was 39% in fiscal 1996.

        The holders of the Series B Preferred Stock are entitled to an annual cumulative dividend of $5.59 per share accruing from September 3, 1993, payable on each December 31 and June 30, beginning on June 30, 1994, June 30, 1995 and June 30, 1996 for the Series B-1, B-2 and B-3 Preferred Stock, respectively. The Company recorded dividends payable amounting to $579,000 and $377,000 in fiscal 1996 and 1995, respectively.

        Net loss per share was $0.78 in fiscal 1996 compared to net income per share of $0.02 in fiscal 1995. The weighted average number of common shares outstanding has increased to 14.4 million shares in fiscal 1996 compared to 9.9 million shares in fiscal 1995. This increase results primarily from warrant calls during fiscal 1995 and shares issued in connection with the Athens acquisition. Since the Class B warrant call occurred in the fourth quarter of fiscal 1995, the weighted average number of shares of common stock outstanding was not fully affected until fiscal 1996.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

        Revenue for the year ended June 30, 1995 was $88.4 million compared to $31.2 million for the year ended June 30, 1994. This increase is primarily attributable to the inclusion of Athens' revenue for a portion of fiscal 1995, inclusion of a full year of revenue in fiscal 1995 from Westech, which was acquired in the first quarter of fiscal 1994, and increased sales of CMP systems. Athens was acquired in the second quarter of fiscal 1995 and represents $13.2 million of the Company's $88.4 million of fiscal 1995 revenue. Revenue from foreign sales represented 24% of total fiscal 1995 sales.

        The Company has restated cost of goods sold for fiscal 1994 and 1995 in accordance with industry accounting practices, which moved some engineering expenses from cost of goods sold to research and development and selling, general and administrative expenses. After this restatement, cost of goods sold as a percentage of sales was 57% in fiscal 1995 compared to 73.0% in fiscal 1994. The percentage decrease of 16% represents improvement in operating efficiencies in both sub-assembly manufacturing and final product assembly, a reduction in labor hours, improved material procurement practices and increased product reliability. The 183% increase in revenue over fiscal 1994 also had a significant impact on operating efficiencies. The acquisition of Westech occurred in fiscal 1994 and resulted in operating inefficiencies inherent in the transitional phases of merging IPEC and Westech. Additionally, during fiscal 1994 there was a $1.3 million inventory write-off.

        Research and development increased 192% in fiscal 1995, from $2.5 million in fiscal 1994 to $7.3 million in fiscal 1995, primarily due to the development of new products and processes, both by Westech and Athens. Research and development represented 8% of sales in fiscal 1995. In addition, the Company purchased $8.5 million of research and development in the Athens acquisition, which represents 10% of sales in fiscal 1995.

        Selling, general and administrative expenses increased to $20.5 million in fiscal 1995, compared to $9.4 million in fiscal 1994. This increase is due to the addition of senior level personnel, the legal, accounting and consulting expenses of financing activities, and sales commissions.

        Operating income in fiscal 1995 totaled $1.3 million compared to a loss of $4.5 million in fiscal 1994. During fiscal 1994, the Company experienced substantially higher labor, material and engineering and manufacturing support costs as part of its start-up and initial production of the Avanti 472 product line. While these costs were also high in fiscal 1995, such costs had decreased as a percentage of revenue in fiscal 1995. However, the $8.5 million of research and development purchased in the Athens acquisition reduced the Company's operating income in fiscal 1995.

        Debt discount and deferred financing fees of $4.3 million are included in interest expense in fiscal 1994. These fees were attributable to a $5 million bridge loan and a $2 million credit line, which were repaid in fiscal 1994.

        Income before taxes was $675,000 in fiscal 1995, compared to a loss before taxes of $9.7 million in fiscal 1994. After recognizing tax benefits attributable to the reversal of the valuation allowance for deferred tax assets, recognizing tax benefits attributable to the exercise of stock options, utilization of federal and state research and development credits and the non-deductible expenses related to intangible assets acquired in the Athens acquisition, the Company recognized a tax provision for fiscal 1995 of $76,000 compared to a tax benefit of $830,000 in fiscal 1994. The net income in fiscal 1995 was $599,000 compared to a net loss of $8.9 million in fiscal 1994 as a result of the factors discussed herein.

         Due to the Company's ability to utilize net operating losses, its effective tax rates have been 11% and (9)% in fiscal 1995 and 1994, respectively.

        The holders of the Series B Preferred Stock are entitled to an annual cumulative dividend of $5.59 per share accruing from September 3, 1993, payable on each December 31 and June 30, beginning on June 30, 1994, June 30, 1995 and June 30, 1996 for the Series B-1, B-2 and B-3 Preferred, respectively. The Company recorded dividends payable of $377,000 in fiscal 1995 to the Series B Preferred stockholders.

        Net income per share was $0.02 in fiscal 1995 compared to a net loss of $3.26 per share in fiscal 1994. The weighted average number of shares of common stock outstanding has increased to 9.9 million at June 30, 1995 compared to 2.8 million at June 30, 1994. This increase is the result of several factors including new option grants, earn outs based on revenue growth and the Class A and Class B Warrant calls. Because the majority of these factors occurred in the fourth quarter of fiscal 1995, the weighted average number of shares of common stock outstanding in fiscal 1995 does not reflect the full impact of these factors.

LIQUIDITY AND CAPITAL RESOURCES

        In fiscal 1996, cash and cash equivalents decreased by $54.3 million, The Company generated $12.9 million of cash from operating activities in fiscal 1996. The Company used $62.0 million of cash for investing activities in fiscal 1996. Investments for the acquisition of IPEC Planar Portland and IPEC Precision used $12.0 million and $11.5 million of cash, respectively. Purchases of property and equipment amounted to $38.3 million. A significant amount of the Company's capital expenditures resulted from the construction of a new manufacturing facility in Phoenix, Arizona.

        The Company entered into a loan agreement with a bank in April 1996. Under the terms of the agreement, the Company received a $10 million term loan and a $30 million revolving loan facility to provide working capital and for general corporate purposes. Proceeds from the loan agreement were utilized to pay $16 million of debt incurred in connection with the acquisition of IPEC Precision. Issuance of common stock during fiscal 1996 also provided $5.4 million of cash in conjunction with the exercise of warrants and options.

        The Company's principal sources of liquidity include cash and cash equivalents amounting to $11.7 million at June 30, 1996. At June 30, 1996, $9.8 million was outstanding under the revolving loan facility. It is estimated that an additional $12.3 million was available under the revolving loan facility for borrowings at June 30, 1996 based on eligible accounts receivable which can be used to collateralize such borrowings. In addition, the Company is attempting to raise additional cash amounting to approximately $8 million by entering into a sale/leaseback transaction for its Phoenix facility. It is not certain at this time whether this transaction will occur.

        The Company believes that its cash and cash equivalents will need to be supplemented by additional equity or debt financing to fund anticipated or additional expansion and to finance the Company's operations and capital investment needs through fiscal 1997. The timing or amount of such capital requirements cannot be precisely determined and will depend on a number of factors, including demand for the Company's products, product mix, changes in semiconductor industry conditions and competitive factors. There can be no assurance that such additional financing will be available when needed or if available, will be on satisfactory terms. The Company's ability to finance its operations at the current level and to fund working capital requirements will be adversely impacted if it is unable to complete an equity or debt financing during the first half of fiscal 1997. Furthermore, the failure to obtain additional financing when needed on satisfactory terms would hinder the Company's ability to make continued capital investments, which could materially adversely affect the Company's results of operations. See "Risk Factors--Future Capital Needs."

RECENTLY ISSUED ACCOUNTING STANDARDS

        In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of the fiscal year ended June 30, 1997 and, based on current circumstances, does not believe the effect of adoption will be material to the consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company will not be adopting the recognition and measurement criteria of SFAS No. 123 and thus, the impact of SFAS No. 123 on the Company's consolidated financial statements will not be material.

RISK FACTORS

         Investors in the Company should be aware of the following risks and uncertainties that could materially and adversely affect the Company and the market for the Company's securities.

        History of Losses. Prior to the Company's acquisition of Westech in fiscal 1994, the Company did not have significant revenue. The Company had a net loss in fiscal 1994 and fiscal 1996 and at June 30, 1996 had an accumulated deficit of $23.5 million. For the year ended June 30, 1996, the Company had a net loss of $10.7 million on revenue of $184.5 million. During fiscal 1996 the Company produced net income only in the first, third and fourth fiscal quarters. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will be profitable in fiscal 1997 or sustain profitability on a quarterly basis. See "MD&A--Results of Operations."

        Fluctuations in Operating Results. The Company's operating results are subject to quarterly fluctuations due to a variety of factors, including industry-wide changes in the demand for semiconductors or for semiconductor production equipment; delayed or postponed orders; acceptance of the Company's products; the gain or loss of significant customers; competitive pressures; availability and costs of components from the Company's suppliers; the timing of product announcements and introductions by the Company, its customers or its competitors; the timing and structure of acquisitions; changes in the mix of products sold; the level of international sales, which have lower margins than domestic sales; delayed or canceled construction of wafer fabrication facilities by customers; research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's and its customers' products; and the timing of significant shipments. For example, the Company's results of operations for the fiscal quarter ended March 31, 1994 were adversely impacted as a result of a delay in product shipments caused by the engineering redesign of its 372M CMP product. In the second quarter of fiscal 1995, the Company had a loss due to the write-offs associated with the Athens acquisition. In the second quarter of fiscal 1996, the Company had a loss due to nonrecurring charges associated with the GAARD and HDOS acquisitions. Due to the industry-wide slowdown, the Company believes that its revenue for the first quarter of fiscal 1997 will be approximately 25% below the fourth quarter of fiscal 1996. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect operating results in one or more fiscal quarters.

        The Company derives most of its revenue from the sale of products in a price range from $100,000 to $1,300,000 per unit, and a clustered system of its products can be priced as high as $2,500,000. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. The Company has previously experienced order and delivery delays and cancellations which caused the Company to miss its quarterly revenue and profit projections and there can be no assurance that the Company can avoid such order and delivery delays in the future. IPEC Clean does not have significant backlog, and bookings in any quarter may vary. Significant shipments by IPEC Precision are not expected before the third quarter of fiscal 1997. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development and engineering make it difficult to reduce expenses in a particular quarter if the Company's sales goals for the quarter are not met. Any inability to adjust spending quickly enough to compensate for any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for future periods. There can be no assurance that the Company will be profitable in any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "MD&A--Results of Operations."

        Recent Acquisitions. The growth in the Company's revenue is attributable to the acquisition of IPEC Planar Phoenix during fiscal 1994 and its subsequent growth in fiscal 1995 and the acquisition of IPEC Clean during fiscal 1995 as well as growth in IPEC Planar Phoenix's business during fiscal 1995 and 1996. The Company acquired both IPEC Planar Portland and IPEC Precision in the second fiscal quarter of 1996. IPEC Planar Phoenix's earnings fluctuated substantially prior to its acquisition by the Company, and IPEC Clean was not profitable for any fiscal year prior to its acquisition by the Company. IPEC Clean was unprofitable for the portion of fiscal year 1995 that is included in the Company's results of operations and for fiscal 1996. IPEC Precision has not operated profitably prior or subsequent to its acquisition by the Company and there can be no assurance that IPEC Precision or IPEC Clean will operate profitably in the future.

        Each of these acquisitions represented the addition of new products to the Company, which has caused changes in the allocation of management resources, marketing strategies and production systems. The Company's expansion through acquisitions has resulted in significantly higher operating expenses, particularly because the Company's strategy has been to initially operate each acquired business independently, resulting in separate marketing, customer support and administrative functions. The Company is currently in the process of consolidating these functions at IPEC Clean, IPEC Planar Phoenix and IPEC Planar Portland. The Company's ability to manage its acquired businesses effectively will depend on its ability to hire additional management and technical personnel and to continue to improve the operating, financial and management systems and controls in each of its operating units.

There can be no assurance that the Company will be able to continue to improve the revenue or operating results of these acquired businesses or other companies which the Company may acquire in the future.

        The IPEC Planar Portland and IPEC Precision acquisitions in the second quarter of fiscal 1996 increased expenses, including interest expense in the second half of fiscal 1996, and are expected to increase research and development and selling general and administrative expenses by significant amounts in fiscal 1997.

        Future Capital Needs. In order to remain competitive, the Company must continue to make ongoing significant investments in capital equipment, as well as research and development. The Company believes that its cash and cash equivalents must be supplemented by cash generated by additional equity or debt financing during the first half of fiscal 1997 to finance the Company's operations and capital investment needs through fiscal 1997. The timing or amount of such capital requirements cannot be precisely determined and will depend on a number of factors, including demand for the Company's products, product mix, changes in semiconductor industry conditions and competitive factors. There can be no assurance that such additional financing will be available when needed or if available, will be on satisfactory terms. If the Company raises capital through the issuance of debt, the Company's overall leverage will increase substantially. This increased leverage could adversely affect the Company's future operations. A significant portion of the Company's cash flow from operations could be required for the payment of interest on, and principal of, its indebtedness, and the Company's ability to obtain additional financing for working capital, acquisitions or other purposes may be impaired. An increase in leverage could increase the Company's vulnerability to industry downturns and competitive pressures and make it more difficult for the Company to take advantage of business opportunities that may arise in the future. The issuance of convertible debt or of equity would dilute the ownership interests of current stockholders. Debt would, and equity could, represent a senior claim on the Company's assets relative to the Common Stock, may also bear other economic benefits (such as dividend rights and anti-dilution protection) which the Common Stock does not have, and may have voting rights which the Common Stock does not have and which could restrict the Company's flexibility in effecting certain transactions. The Company's ability to finance its current level of operations, including working capital requirements, will be adversely impacted if it is unable to obtain new equity or debt financing. Furthermore, the failure to obtain additional financing when needed on satisfactory terms would hinder the Company's ability to make continued capital investments, which could materially adversely affect the Company's results of operations.

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

        IPEC Clean's revenue prior to its acquisition primarily consisted of chemical reprocessing systems and related products which were sold to a small number of leading semiconductor manufacturers. IPEC

Clean's future results depend largely upon broader acceptance of its chemical reprocessing systems, upon acceptance of the Company as a provider of chemical distribution systems, and upon successful integration of IPEC Clean's cleaners with the Company's CMP products. Similarly, IPEC Precision's products are based on technologies which have not been adopted by the semiconductor manufacturing industry, and there can be no assurance that customers will accept these products, or that these products can be sold profitably or in volume. The failure of the semiconductor industry to accept the Company's systems and products would have a material adverse effect on the Company's business, financial condition and results of operations.

        Product Concentration; Dependence on New Products and Technologies. In fiscal 1996, the Company derived approximately 67% of its revenue from its planarization systems and 11% of its revenue from its chemical reprocessors. A decline in sales of either of these products would adversely affect IPEC if the Company has not created other products which at that time are producing significant revenue. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The Company's strategy depends in part on developing and introducing products which lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, throughput, reliability, footprint and wafer yields. The Company believes that its future success will depend in part upon its ability to develop and enhance its existing products and develop new products to meet such anticipated technological changes. The Company's future results are highly dependent on timely completion and market acceptance of the Company's Avanti 672, which is designed to integrate CMP processing and wafer cleaning in a single piece of equipment. Additionally, the Company's future results may be dependent on the market acceptance of the Company's AvantGaard 676, which is designed to be a high-throughput metal CMP tool. Semiconductor equipment companies often experience delays in completing advanced products, particularly those which integrate functions previously performed by separate equipment in the wafer fabrication facility, and the Company cannot assure that the Avanti 672 will be completed as scheduled for delivery in the second half of calendar 1996. In addition, the Company cannot assure that semiconductor manufacturers will purchase the Avanti 672 or AvantGaard 676, or any other product developed by the Company. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry. If the Company does not successfully introduce new products or enhanced versions of its current products in a timely manner, the Company's sales would decline. There can be no assurance that the Company will be able to develop and introduce enhanced or new products that satisfy customer needs and achieve market acceptance.

        Dependence on Major Customers. A small number of customers account for a significant percentage of the Company's sales volume and revenue. In fiscal 1994, Intel and IBM represented 17% and 45%, respectively, of the Company's revenue. In fiscal 1995, Intel, IBM and Motorola represented 18%, 20% and 14%, respectively, of the Company's revenue. In fiscal 1996, Intel represented 29% of the Company's revenue. The Company anticipates that its revenue will continue to depend on major customers, although the companies considered major customers and the percentage of the Company's revenue represented by each major customer may vary from quarter to quarter. The loss of a major customer or any material reduction in orders by such customers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers and the general economy. Sales of certain of the Company's products generally depend on new facility construction projects and facility upgrades and there can be no assurance that the Company's current customers will make significant purchases of the Company's products in the future.

        Cyclicality of Semiconductor Industry. The Company's business depends upon capital expenditures by manufacturers of semiconductor devices, primarily for the opening of new or expansion of existing fabrication facilities which, in turn, depends upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. Although the semiconductor industry has experienced significant growth in recent years, which has resulted in growth in the semiconductor capital equipment industry, there can be no assurance that past growth in the semiconductor and semiconductor capital equipment industries, or the resulting growth in the Company's business, can be sustained in the future or that the recent downturn in the market will not continue. The Company's planned operations assume that a significant portion of new orders will result from demand from semiconductor manufacturers building or expanding fabrication facilities for advanced multi-level semiconductor devices with design requirements of 0.5 micron and below, and there can be no assurance that such demand will exist. The Company's business, financial condition and results of operations would be materially adversely affected if semiconductor manufacturers do not increase their capacity to produce these advanced semiconductor devices, or if there is a slowing of growth or a decline in production by the semiconductor industry.

        Competition. The semiconductor equipment industry is an intensely competitive market. The Company believes that domestic and international competition in CMP polisher systems, clustered CMP polisher and cleaning systems, and chemical reprocessing systems is likely to increase substantially. The Company is aware of a number of companies currently marketing CMP systems that directly compete with the Company's systems. In addition, Applied Materials, Inc. has recently begun to offer a CMP system which competes directly with the Company's CMP product offerings. Other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which reduce the need for the Company's products. The Company is aware of several companies that market chemical reprocessing systems similar to those sold by the Company. The trend towards consolidation in the semiconductor equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a world-wide basis and to invest in both product and process research and development. Applied Materials, Inc. and other current and potential competitors have substantially greater financial resources, name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price based competition, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

        International Sales. International sales accounted for approximately 24% and 34% of the Company's revenue in fiscal 1995 and 1996, respectively. International sales carry lower gross margins than domestic sales. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods, and international sales at IPEC Planar in the first quarter of fiscal 1997 are expected to be at levels lower than the fourth quarter of fiscal 1996 on a percentage of revenue basis. International sales are subject to certain inherent risks including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. While the Company's sales are currently denominated only in U.S. dollars, future international activity may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

        Asian Market. The Company believes that its future success will depend in part upon continued acceptance of its products by Asian semiconductor manufacturers. This market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. Asian manufacturers may develop alternative techniques, or may enhance existing techniques such as spin-on glass and deposited glass, to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron. The Company believes that increased penetration of the Asian markets is critical to its financial results and intends to continue to invest significant resources in such markets in order to meet this objective. The Company currently sells its products in Asian countries through distributors and not directly. If the Company determines to develop a direct presence in these markets, particularly Japan, such decision would require the allocation of substantial management and financial resources, may adversely affect the Company's relationship with its current distributors, and increases a number of risks related to international sales as described above. There can be no assurance that the Company will achieve acceptance of its products in this market.

        Dependence on Third Party Manufacturers and on Single Source Suppliers. The Company relies on a limited number of independent manufacturers to provide certain components in assemblies made to the Company's specifications and use in the Company's products. In the event that the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties that resulted in the reduction or interruption of supply to the Company, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company purchases certain key components from sole or single source vendors for which alternative sources are not currently available. For example, IPEC Clean requires high quality quartz crystal, which the Company previously has had difficulties obtaining and is currently in short supply. A shortage of quartz could have a material adverse impact on the Company's business, financial condition or results of operations. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components can result in delays or reductions in product shipments, which could adversely affect the Company's business, financial condition and result of operations. Any prolonged inability to obtain adequate amounts of fully functional components or any other circumstances that would require the Company to seek alternative sources of supply would have a material adverse effect on the Company's business, financial condition and results of operations and could damage the Company's relationship with its customers.

        Intellectual Property. The Company's success depends in significant part on the proprietary nature of its technology. There can be no assurance that the patents issued to the Company will provide the Company with meaningful advantages, or that any patent issued to the Company will not be challenged. The two initial patents relating to the Company's single wafer planarization system products are scheduled to expire in 1997. In 1993, the technology covered by these patents currently forming the basis of the CMP process and used in the Company's primary products was licensed on a royalty-free basis to a competitor pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $175,000 was outstanding at June 30, 1996. The Company currently has no patents with respect to its acid reprocessing technology outside the United States. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology prior to the issuance of a patent, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate or that its competitors will not be able to develop similar or functionally equivalent technology. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries.

        In the future the Company may receive notice of claims of infringement of other parties' proprietary rights, and there can be no assurance that a claim for infringement, invalidity or indemnification will not be asserted against the Company or that any such assertions will not have a material adverse effect on the Company's business, financial condition and results of operations. If any Company equipment is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the equipment in the applicable country. Irrespective of the validity or success of such claims, the Company could incur significant costs with respect to the defense thereof, which could have a material adverse effect on the Company's business, financial condition and results of operations. If infringement claims are asserted against the Company, the Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by others. The Company also has entered into significant agreements that provide for the escrow, licensing and royalty payment of the Company's technology to various third parties.

        The Company also relies on trade secrets to protect its proprietary technology. There can be no assurance that information will be kept confidential, that contractual secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent that consultants, employees or third parties apply technological information independently developed by them or by others, disputes may arise as to the proprietary rights to such information, which disputes may be resolved against the Company.

        The Company manufactures the AvantGaard 676 under a license from a volume manufacturer of advanced microprocessors. The Company has escrowed technical data sufficient to permit such manufacturer to manufacture the Company's AvantGaard 676, for release if the Company does not meet certain criteria regarding product or spare part delivery schedules to the manufacturer. If the data is released from escrow, the manufacturer could manufacture the AvantGaard 676 or have the AvantGaard 676 manufactured by others for its use. The escrow terminates in October 1998.

         Future Acquisitions. The Company's strategy is to obtain additional wafer fabrication technologies and may involve, in part, acquisitions of products, technologies or businesses from third parties. In addition, the Company may make additional acquisitions to obtain additional distribution capacity in specified geographic markets. Identifying and negotiating these acquisitions may divert substantial management time. An acquisition could absorb substantial cash resources, require the Company to incur or assume debt obligations, or involve the issuance of additional Common Stock which could dilute the Company's outstanding Common Stock. An acquisition which is accounted for as a purchase, like the acquisitions of Westech, Athens, GAARD or HDOS, could involve significant one-time non-cash write-offs, or could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Acquisitions outside the CMP area may be viewed by outside market analysts as a diversion of the Company's focus on CMP. For these and other reasons, the market for the Company's stock may react positively or negatively to the announcement of any acquisition. An acquisition will continue to require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise in a semiconductor process equipment field outside CMP or other existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. Any acquisitions that adversely affect the operations of the Company may have an adverse impact on the Company's stock price.

         Product Liability and Environmental Regulations. The nature of the Company's business exposes it to product liability claims, as well as the risk that harmful substances will escape into the workplace and the environment and cause damage or injuries. For example, in June 1995 and again in July 1996, an acid reprocessor malfunctioned and caused sulfuric acid to escape from its quartz cylinder container. In these instances no acid escaped from the compartment containing the quartz cylinder and no damage to the manufacturing facility resulted; however, there can be no assurance that the Company's products will not malfunction in the future or that damage to a customer's facilities will not result. The Company and its customers are subject to stringent federal, state and local regulations governing the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing operations. Current or future regulations could require the Company or its customers to make substantial expenditures for preventive or remedial action, reduction of chemical exposure or waste treatment or disposal. To the extent that the Company's strategy to provide integrated on-site wet chemical management services to its customers is successful, the Company faces increased risks with respect to environmental and occupational health and safety liabilities.

         Effect of Certain Anti-Takeover Provisions. The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without further vote or action by its stockholders. The voting power held by the Company's officers and directors may give those individuals substantial influence over any corporate action submitted to the Company's shareholders. Pursuant to Delaware corporate law, the approval of the outstanding Preferred Stock may be required for certain corporate actions. Any series of Preferred Stock which the Company may issue in the future would participate in these class voting rights and may have additional independent rights to approve certain actions. The Company is subject to Section 203 of the Delaware General Corporate Law. The voting power held by officers and directors, outstanding rights to elect members of the Company's Board of Directors, the voting rights of outstanding Preferred Stock and Preferred Stock which may be issued in the future and the application of Delaware General Corporate Law
Section 203 could discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of Common Stock who are not officers and directors might otherwise receive a premium for their shares over then current prices, and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests.

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

         Volatility of Stock Price. The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter to quarter variations in the actual or anticipated financial results of the Company or of other companies in the semiconductor industry, or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks in particular and that have often been unrelated or disproportionate to the operating performance of these companies. These factors may adversely affect the market price of the Common Stock.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See Index to IPEC Financial Statements on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal 1996, the Company reviewed its relationship with its independent accountants. Following that review, the Company and its Audit Committee decided to change its independent accountants. On March 26, 1996, the Company engaged KPMG Peat Marwick LLP ("KPMG") to serve as the Company's independent accountants, replacing Richard A. Eisner & Company, LLP, who had previously served in that capacity. Richard A. Eisner & Company, LLP has reported on the Company's financial statements for the two fiscal years ended June 30, 1995 and KPMG has reported on the Company's financial statements for the fiscal year ended June 30, 1996. Neither of the reports by either firm contained either an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements on any matters of accounting principle or practices, financial statement disclosures, or auditing scope or procedure with Richard A. Eisner & Company, LLP in connection with that firm's audits of fiscal 1994 and 1995 or through March 26, 1996, or with KPMG in connection with that firm's audit of the fiscal year ended June 30, 1996, which disagreements, if not resolved to the auditing firm's satisfaction, would have caused them to make reference in such firm's report on the subject matter of such disagreement.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         Information about the Company's directors required by this item will be contained in the Company's Notice of 1996 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1996. Such information is incorporated herein by reference. The following table sets forth certain information concerning the Company's executive officers as of June 30, 1996:

        NAME           AGE                       POSITION
Sanjeev R. Chitre...... 41     Chairman of Board of Directors and Chief Executive Officer


John S. Hodgson........ 45     Vice President, Chief Financial Officer, Treasurer and Secretary


Thomas C. McKee........ 48     President and Chief Operating Officer

         SANJEEV R. CHITRE founded the Company and has been the Chairman of the Board and Chief Executive Officer since its organization in October 1989. Mr. Chitre was a Vice President of marketing and sales of Superwave Technology, Inc., a manufacturer of automated in-line systems for the semiconductor industry, from 1984 through 1989.

         JOHN S. HODGSON has been Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since July 1994. From 1985 to 1993, he served in senior financial capacities for Dover Technologies, the electronics subsidiary of Dover Corporation ("Dover"). In 1993, Mr. Hodgson was Vice President of Finance of Dovatron International, Inc., a contract electronics manufacturer that was spun out into a separate public company by Dover.

         THOMAS C. MCKEE has been IPEC's President and Chief Operating Officer since October 1995 and was Westech's Chief Operating Officer from April 1994 to October 1995. From November 1993 to April 1994 he was Executive Vice President of Westech. Prior to joining IPEC, from 1991 to 1993 Mr. McKee was Vice President of Sales of Nexxus Products Company, a manufacturer of hair and skin care products. Mr. McKee has also served in various management and consulting positions within the semiconductor capital equipment industry and was the founder of Semiconductor Systems, Inc., a manufacturer of photolithography track equipment that was sold to General Signal in 1983.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item will be contained in the Company's Notice of 1996 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1996 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will be contained in the Company's Notice of 1996 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1996 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item will be contained in the Company's Notice of 1996 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1996 and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1.       Index to Consolidated Financial Statements

                                                                             Page(s) in
                                                                             Form 10-K
                                                                             ----------
Independent Auditors' Report, KPMG Peat Marwick LLP                              32

Independent Auditors' Report, Richard A. Eisner & Company, LLP                   33

Consolidated Balance Sheets as of June 30, 1996 and 1995                         34

Consolidated Statements of Operations for the years ended
  June 30, 1996 1995 and 1994                                                    35

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1996, 1995 and 1994                               36

Consolidated Statements of Cash Flows for the years ended
  June 30, 1996 1995 and 1994                                                    38

Notes to Consolidated Financial Statements                                       40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Integrated Process Equipment Corp.:

We have audited the accompanying consolidated balance sheet of Integrated Process Equipment Corp. and subsidiaries as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Process Equipment Corp. and subsidiaries as of June 30, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                    KPMG Peat Marwick LLP

Phoenix, Arizona
August 2, 1996

                          REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Integrated Process Equipment Corp.


        We have audited the accompanying consolidated balance sheet of Integrated Process Equipment Corp. and subsidiaries as of June 30, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Integrated Process Equipment Corp. and subsidiaries at June 30, 1995 and the consolidated results of their operations and cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
August 18, 1995

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                             June 30, 1996 and 1995

                                ASSETS                                  1996                1995
                                                                  ----------------    ----------------
Current assets:
    Cash and cash equivalents                                     $         11,681    $         66,007
    Accounts receivable (note 16)                                           44,079              30,622
    Inventories (notes 3 and 16)                                            31,681              22,882
    Prepaid expenses                                                         1,590               1,419
    Deferred income taxes (note 12)                                          5,175               2,204
                                                                  ----------------    ----------------
              Total current assets                                          94,206             123,134
                                                                  ----------------    ----------------

Property, plant and equipment, net (note 4)                                 52,655              11,701
Intangible assets, net (note 5)                                             28,046              21,504
Deferred income taxes (note 12)                                             13,175                  --
Other assets                                                                 3,602               1,638
                                                                  ----------------    ----------------
                                                                  $        191,684    $        157,977
                                                                  ================    ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable (note 7)                                        $          2,056    $             --
    Current portion of long-term debt (note 8)                               2,124               4,772
    Accounts payable                                                        15,176               9,627
    Accrued liabilities (note 6)                                            21,150              10,591
                                                                  ----------------    ----------------
              Total current liabilities                                     40,506              24,990

Long-term debt, less current portion (note 8)                               22,841               1,748
Deferred income taxes (note 12)                                                 --               1,119
                                                                  ----------------    ----------------
              Total liabilities                                             63,347              27,857
                                                                  ----------------    ----------------
Stockholders' equity (note 9):
    Preferred stock, $.01 par value per share.
      Nonvoting authorized, 2,000,000 shares:
    Series B-1 cumulative preferred stock.  Authorized
        21,478 shares, issued and outstanding 20,941
        shares.  Liquidation preference of $1,950.                              --                  --
    Series B-2 cumulative preferred stock.
      Authorized 21,478 shares, issued and outstanding
      20,941 shares.  Liquidation preference of $1,950.                         --                  --
    Series B-3 cumulative preferred stock.  Authorized 21,478
      shares, issued and outstanding 21,210 shares in 1996.
      Liquidation preference of $1,975.                                         --                  --
    Common stock, $.01 par value per share.  Authorized
      50,000,000 shares in 1996, 30,000,000 shares in 1995;
      one vote per share; issued and outstanding 14,238,406
      shares in 1996 and 13,501,756 shares in 1995.                            142                 135
    Class A common stock, $.01 par value per share.  Authorized
      3,500,000 shares, four votes per share; issued and
      outstanding 521,650 shares in 1996 and 521,704
      shares in 1995.                                                            5                   5
    Additional paid-in capital                                             151,730             142,422
    Accumulated deficit                                                    (23,546)            (12,450)
    Foreign currency translation adjustment                                      6                   8
                                                                  ----------------    ----------------
              Total stockholders' equity                                   128,337             130,120
Commitments and contingencies (note 13)
                                                                  ----------------    ----------------
                                                                  $        191,684    $        157,977
                                                                  ================    ================

See accompanying notes to consolidated financial statements.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                    Years ended June 30, 1996 , 1995 and 1994

                                                           1996                 1995                 1994
                                                   ------------------   ------------------   ------------------
Revenue                                            $          184,500   $           88,385   $           31,158

Cost of goods sold                                            109,719               50,776               22,738
                                                   ------------------   ------------------   ------------------
           Gross margin                                        74,781               37,609                8,420

Operating expenses:
    Research and development                                   19,871                7,330                2,453
    Purchased research and development                         36,961                8,485                1,107
    Selling, general and administrative                        35,436               20,458                9,403
                                                   ------------------   ------------------   ------------------
           Total operating expenses                            92,268               36,273               12,963
                                                   ------------------   ------------------   ------------------

           Operating income (loss)                            (17,487)               1,336               (4,543)

Other income (expense):
    Interest income                                             1,754                  383                   22
    Interest expense (note 8)                                  (2,149)              (1,059)              (5,197)
    Other, net                                                    446                   15                  (12)
                                                   ------------------   ------------------   ------------------
           Total other income (expense)                            51                 (661)              (5,187)
                                                   ------------------   ------------------   ------------------

           Income (loss) before income taxes                  (17,436)                 675               (9,730)

Income tax expense (benefit) (note 12)                         (6,779)                  76                 (830)
                                                   ------------------   ------------------   ------------------

           Net income (loss)                                  (10,657)                 599               (8,900)

Cumulative dividend on preferred stock                           (579)                (377)                (118)
                                                   ------------------   ------------------   ------------------

           Net income (loss) attributable to
              common stockholders                  $          (11,236)  $              222   $           (9,018)
                                                   ==================   ==================   ==================

Net income (loss) per share                        $             (.78)  $              .02   $            (3.26)
                                                   ==================   ==================   ==================

Shares used in per share calculation                           14,434                9,865                2,763
                                                   ==================   ==================   ==================

See accompanying notes to consolidated financial statements.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                      (in thousands, except share amounts)

                    Years ended June 30, 1996, 1995 and 1994


                                          SERIES A                     SERIES B
                                       PREFERRED STOCK              PREFERRED STOCK             COMMON STOCK
                                       ---------------              ---------------             ------------
                                     SHARES        AMOUNT       SHARES        AMOUNT         SHARES       AMOUNT
                                     ------        ------       ------        ------         ------       ------
Balance at June 30, 1993             305,398       $  425            --          $--       1,006,250        $  10
Conversion of Series A preferred
     stock to common stock          (305,398)        (425)           --           --         152,698            2
Acquisition of Westech Systems,
     Inc.                                 --           --        21,478           --         429,530            4
Director stock sale                       --           --            --           --          72,928           --
Exercise of stock options                 --           --            --           --          10,000           --
Proceeds from public offering, net
     of offering costs of $1,538          --           --            --           --       2,561,000           26
Issuance of Class A warrants              --           --            --           --              --           --
Issuance of Class D warrants              --           --            --           --              --           --
Net loss                                  --           --            --           --              --           --
Preferred stock dividends paid            --           --            --           --              --           --
Foreign currency translation
     adjustment                           --           --            --           --              --           --
                                    --------       ------       -------           --       ---------        -----
Balance at June 30, 1994                  --           --        21,478           --       4,232,406           42
Issuance of Series B-2 preferred
     stock                                --           --        21,478           --              --           --
Conversion of Series B preferred
     stock to common stock                --           --        (1,074)          --          12,860           --
Conversion of Class A common
     stock to common stock                --           --            --           --         505,678            6
Exercise of warrants                      --           --            --           --       7,350,410           74
Exercise of unit purchase options         --           --            --           --          64,540           --
Acquisition of Athens Corp                --           --            --           --       1,095,695           11
Exercise of stock options                 --           --            --           --         217,731            2
Employee stock purchase plan              --           --            --           --          22,436           --
Tax benefit attributable to
     exercise of stock options            --           --            --           --              --           --
Issuance of Class E warrants              --           --            --           --              --           --
Option compensation charges               --           --            --           --              --           --
Net income                                --           --            --           --              --           --
Preferred stock dividends paid            --           --            --           --              --           --
                                    --------       ------       -------           --       ---------        -----
Balance at June 30, 1995                  --           --        41,882           --      13,501,756          135


                                            CLASS A                                                FOREIGN
                                         COMMON STOCK          ADDITIONAL                         CURRENCY
                                         ------------          PAID-IN         ACCUMULATED        TRANSLATION
                                     SHARES       AMOUNT       CAPITAL          DEFICIT           ADJUSTMENT
                                     ------       ------       -------          -------           ----------
Balance at June 30, 1993            1,100,310        $ 11     $   5,192          $ (4,029)            $   7

Conversion of Series A preferred
     stock to common stock                 --          --           423                --                --
Acquisition of Westech Systems,
     Inc.                                  --          --         5,996                --                --
Director stock sale                   (72,928)         --            --                --                --
Exercise of stock options                  --          --            77                --                --
Proceeds from public offering, net
     of offering costs of $1,538           --          --        17,207                --                --
Issuance of Class A warrants               --          --         3,516                --                --
Issuance of Class D warrants               --          --            73                --                --
Net loss                                   --          --            --            (8,900)               --
Preferred stock dividends paid             --          --            --               (41)               --
Foreign currency translation
     adjustment                            --          --            --                --                 1
                                    ---------        ----     ---------          --------             -----

Balance at June 30, 1994            1,027,382          11        32,484           (12,970)                8

Issuance of Series B-2 preferred
     stock                                 --          --         2,000                --                --
Conversion of Series B preferred
     stock to common stock                 --          --            --                --                --
Conversion of Class A common
     stock to common stock           (505,678)         (6)           --                --                --
Exercise of warrants                       --          --        83,346                --                --
Exercise of unit purchase options          --          --           541                --                --
Acquisition of Athens Corp                 --          --        20,998                --                --
Exercise of stock options                  --          --         1,670                --                --
Employee stock purchase plan               --          --           212                --                --
Tax benefit attributable to
     exercise of stock options             --          --           988                --                --
Issuance of Class E warrants               --          --           144                --                --
Option compensation charges                --          --            39                --                --
Net income                                 --          --            --               599                --
Preferred stock dividends paid             --          --            --               (79)               --
                                    ---------        ----     ---------          --------             -----
Balance at June 30, 1995              521,704           5       142,422           (12,450)                8

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity, Continued
                      (in thousands, except share amounts)

                    Years ended June 30, 1996, 1995 and 1994

                                         SERIES A                     SERIES B
                                      PREFERRED STOCK              PREFERRED STOCK             COMMON STOCK
                                      ---------------              ---------------             ------------
                                    SHARES        AMOUNT       SHARES        AMOUNT         SHARES       AMOUNT
                                    ------        ------       ------        ------         ------       ------
Balance at June 30, 1995                --            $--       41,882           $--     13,501,756        $ 135
Issuance of Series B-3 preferred
     stock                              --             --       21,478            --             --           --
Conversion of Series B preferred
     stock to common stock              --             --         (268)           --          4,020           --
Reclassification of shares              --             --           --            --             54           --
Exercise of warrants                    --             --           --            --        156,250            2
Acquisition of remaining 6%
     interest of Athens Corp.           --             --           --            --        211,670            2
Exercise of unit purchase options       --             --           --            --         68,880            1
Conversion of convertible
     debenture                          --             --           --            --         50,000           --
Exercise of stock options               --             --           --            --        179,868            2
Employee stock purchase plan            --             --           --            --         65,908           --
Tax benefit attributable to
     exercise of stock options          --             --           --            --             --           --
Issuance of warrants                    --             --           --            --             --           --
Net loss                                --             --           --            --             --           --
Preferred stock dividends paid          --             --           --            --             --           --
Foreign currency translation
     adjustment                         --             --           --            --             --           --
                                        --             --       ------            --     ----------          ---

Balance at June 30, 1996                --            $--       63,092           $--     14,238,406        $ 142
                                        ==             ==       ======            ==     ==========          ===

                                            CLASS A                                                    FOREIGN
                                          COMMON STOCK            ADDITIONAL                           CURRENCY
                                          ------------              PAID-IN        ACCUMULATED        TRANSLATION
                                      SHARES         AMOUNT         CAPITAL          DEFICIT           ADJUSTMENT
                                      ------         ------         -------          -------           ----------
Balance at June 30, 1995              521,704           $ 5       $ 142,422         $ (12,450)             $  8
Issuance of Series B-3 preferred
     stock                                 --            --           2,000                --                --
Conversion of Series B preferred
     stock to common stock                 --            --              --                --                --
Reclassification of shares                (54)           --              --                --                --
Exercise of warrants                       --            --           1,413                --                --
Acquisition of remaining 6%
     interest of Athens Corp.              --            --             204                --                --
Exercise of unit purchase options          --            --             926                --                --
Conversion of convertible
     debenture                             --            --             110                --                --
Exercise of stock options                  --            --           1,950                --                --
Employee stock purchase plan               --            --           1,044                --                --
Tax benefit attributable to
     exercise of stock options             --            --           1,561                --                --
Issuance of warrants                       --            --             100                --                --
Net loss                                   --            --              --           (10,657)               --
Preferred stock dividends paid             --            --              --              (439)               --
Foreign currency translation
     adjustment                            --            --              --                --                (2)
                                      -------           ---         -------           -------               ---

Balance at June 30, 1996              521,650           $ 5       $ 151,730         $ (23,546)             $  6
                                      =======           ===         =======           =======               ===

See accompanying notes to consolidated financial statements.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                    Years ended June 30, 1996 , 1995 and 1994

                                                             1996                 1995                 1994
                                                      ------------------   ------------------   ------------------
Cash flows from operating activities:
    Net income (loss)                                 $          (10,657)  $              599   $           (8,900)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
      Depreciation and amortization                                8,040                3,620                5,829
      (Gain) loss on sale of property, plant and
        equipment                                                   (123)                  --                   12
      Purchased research and development                          36,961                8,485                1,107
      Deferred tax benefit                                       (15,855)              (1,199)                (830)
      Changes in operating assets and
        liabilities, net of effects of
        acquisitions:
        Increase in accounts receivable                          (11,130)             (17,444)              (4,401)
        Increase in inventories                                   (3,748)              (2,481)              (6,078)
        Increase in prepaid expenses and other
          assets                                                  (1,081)                (910)                (183)
        Increase in accounts payable                               3,191                  360                   43
        Increase in accrued liabilities                            7,348                1,317                  682
                                                      ------------------   ------------------   ------------------
          Net cash provided by (used in)
            operating activities                                  12,946               (7,653)             (12,719)
                                                      ------------------   ------------------   ------------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                    (38,304)              (5,761)                (951)
    Acquisition costs                                                 --                   --                  134
    Proceeds from sale of property, plant and
      equipment                                                      900                   --                    3
    Proceeds from (issuance of) notes receivable
      - officers                                                    (941)                  --                   31
    Purchase of subsidiaries, net of cash acquired               (23,641)                (929)              (1,111)
                                                      ------------------   ------------------   ------------------
        Net cash used in investing activities                    (61,986)              (6,690)              (1,894)
                                                      ------------------   ------------------   ------------------
Cash flows from financing activities:
    Proceeds from long-term debt                                  35,787                  338                   --
    Repayment of notes payable                                   (24,000)              (4,000)                  --
    Proceeds from issuance of common stock and
      warrants                                                     5,544               85,845               17,310
    Payment of preferred stock dividends                            (439)                 (79)                 (41)
    Repayment of long-term debt and capital leases               (22,176)                (963)              (1,604)
    Repayment of related party notes payable                          --               (6,970)                (515)
    Borrowing from related parties                                    --                5,200                   --
    Deferred financing fees                                           --                   --                 (667)
                                                      ------------------   ------------------   ------------------
        Net cash provided by (used in) financing
          activities                                              (5,284)              79,371               14,483
                                                      ------------------   ------------------   ------------------

Effect of exchange rate changes on cash                               (2)                  --                    1
                                                      ------------------   ------------------   ------------------
        Net increase (decrease) in cash and cash
          equivalents                                            (54,326)              65,028                 (129)

Cash and cash equivalents, beginning of year                      66,007                  979                1,108
                                                      ------------------   ------------------   ------------------
Cash and cash equivalents, end of year                $           11,681   $           66,007   $              979
                                                      ==================   ==================   ==================

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                 (in thousands)

                    Years ended June 30, 1996 , 1995 and 1994

                                                           1996                 1995                 1994
                                                      ------------------   ------------------   ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for:
    Interest                                          $           2,023    $             837    $             905
                                                      ==================   ==================   ==================
    Income taxes                                      $           3,317    $             576    $              --
                                                      ==================   ==================   ==================

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING ACTIVITIES:

    The Company made acquisitions for $23,641, $929 and $1,111 of cash in the years ended
     June 30, 1996, 1995 and 1994, respectively.
     The purchase prices were allocated to the assets acquired and liabilities assumed based on their fair value as indicated in notes to the consolidated financial state-ments. A summary of cash paid for the acquisitions follows:

     Purchase price                                   $          54,395    $          21,747    $          11,198
     Less cash acquired                                          (1,269)                 (18)                 (87)
     Common stock issued                                           (206)             (20,800)              (4,000)
     Notes payable                                              (26,056)                  --                   --
     Long-term debt                                              (3,223)                  --                   --
     Preferred stock issued                                          --                   --               (6,000)
                                                      -----------------    -----------------    -----------------

                                                      $          23,641    $             929    $           1,111
                                                      =================    =================    =================


See accompanying notes to consolidated financial statements.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
        (in thousands, except percentages, shares and per share amounts)

(1)      ORGANIZATION

         Integrated Process Equipment Corp. (IPEC) and subsidiaries (the Company) designs, manufactures, markets and services capital equipment used by the semiconductor industry.

         ACQUISITIONS

                  WESTECH SYSTEMS, INC.

         On September 3, 1993, IPEC acquired Westech Systems, Inc. (Westech) for $4,900. The purchase price consisted of cash amounting to $900 and 429,530 shares of IPEC's common stock valued at $4,000. In addition, IPEC agreed to issue up to $6,000 of its Series B 6% cumulative convertible preferred stock, contingent upon achievement of revenue targets in 1993, 1994 and 1995. Since the revenue targets for each calendar year were met, $6,000 of preferred stock has been issued and included in the purchase price with a corresponding increase in goodwill.

         After giving consideration to the issuance of preferred stock, the adjusted purchase price has been allocated to the assets acquired, including cash of $87 and liabilities assumed based on their fair values as follows:

        Purchase price:
            Cash                                       $        900
            Common stock                                      4,000
            Preferred stock                                   6,000
            Costs of acquisition                                298
                                                       ------------
                   Total                               $     11,198
                                                       ============
        Assets acquired and liabilities assumed:
            Current assets                             $     16,317
            Property, plant and equipment                     4,557
            Other assets                                         49
            Patents                                           5,176
            Purchased research and development                1,107
            Goodwill                                          6,910
            Current liabilities                             (20,135)
            Noncurrent liabilities                           (1,953)
            Deferred income taxes                              (830)
                                                       ------------
                   Total                               $     11,198
                                                       ============

         The purchased research and development has been charged to operations upon acquisition. The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Westech from the date of acquisition. The name of Westech has been subsequently changed to IPEC Planar Phoenix, Inc.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

              ATHENS CORP

         On November 22, 1994, the Company acquired approximately 94% of the outstanding common stock of Athens Corp (Athens), a privately owned company engaged in manufacturing wet process reprocessing systems for the semiconductor industry. The purchase price consisted of 1,095,695 shares of the Company's common stock. The Company subsequently acquired the remaining 6% of the common stock of Athens in fiscal 1996 in exchange for 211,670 shares of common stock.

         The purchase price has been allocated to the assets acquired, including cash of $18 and liabilities assumed based on their fair values as follows:

        Purchase price:
            Common stock                               $     21,215
            Costs of acquisition                                995
                                                       ------------

                   Total                               $     22,210
                                                       ============
        Assets acquired and liabilities assumed:
            Current assets                             $      6,711
            Property, plant and equipment                     1,207
            Other assets                                        753
            Purchased research and development                8,485
            Developed technology                             13,592
            Assembled workforce                                 881
            Goodwill                                            577
            Current liabilities                              (9,186)
            Noncurrent liabilities                             (696)
            Deferred income taxes                              (114)
                                                       ------------
                   Total                               $     22,210
                                                       ============

         The purchased research and development has been charged to operations upon acquisition. The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Athens from the date of acquisition. The name of Athens has been subsequently changed to IPEC Clean, Inc.

              GAARD AUTOMATION, INC.

         On October 30, 1995, the Company acquired all of the outstanding common stock of GAARD Automation, Inc. (GAARD), a privately owned company that develops and sells an advanced high throughput chemical mechanical planarization (CMP) system for metal planarization. GAARD also designs and manufactures custom flexible automation systems used outside the semiconductor industry. The purchase price consisted of cash of $12,000 and notes payable and long-term debt of $18,923. Notes payable of $15,000 were subsequently repaid in 1996.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         The purchase price has been allocated to the assets acquired (including cash of $1,269) and liabilities assumed based on their fair values as follows:

         Purchase price:
             Cash                                       $     12,000
             Notes payable                                    15,700
             Long-term debt                                    3,223
             Costs of acquisition                                620
                                                        ------------
                    Total                               $     31,543
                                                        ============
         Assets acquired and liabilities assumed:
             Current assets                             $      7,958
             Property, plant and equipment                       128
             Deferred income taxes                             1,010
             Purchased research and development               28,793
             Current liabilities                              (6,346)
                                                        ------------
                    Total                               $     31,543
                                                        ============

         The purchased research and development has been charged to operations upon acquisition. The name of GAARD has subsequently been changed to IPEC Planar Portland, Inc. The acquisition has been accounted for as a purchase, and accordingly, the accompanying consolidated financial statements include the results of GAARD from the date of acquisition.

              PRECISION MATERIALS

         On December 29, 1995, the Company's subsidiary IPEC Precision, Inc. acquired substantially all of the assets constituting the Precision Materials Operation of Hughes Danbury Optical Systems, Inc. (HDOS). IPEC Precision (formerly HDOS) is engaged in the design, manufacture, and sale of precision equipment, based on proprietary plasma assisted chemical etching and metrology technologies, for use in the production of advanced semiconductor wafers and devices, and provides wafer processing services that use such proprietary technology and equipment. The purchase price consisted of cash of $11,517 and notes payable of $10,356.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:

         Purchase price:
             Cash                                       $     11,517
             Notes payable                                    10,356
             Costs of acquisition                                725
                                                        ------------

                    Total                               $     22,598
                                                        ============
         Assets acquired and liabilities assumed:
             Current assets                             $        879
             Property, plant and equipment                     6,190
             Deferred income taxes                               400
             Patents                                           6,222
             Assembled workforce                               1,622
             Purchased research and development                8,168
             Current liabilities                                (883)
                                                        ------------
                    Total                               $     22,598
                                                        ============

         The purchased research and development has been charged to operations upon acquisition. The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the results of IPEC Precision from the date of acquisition. A $9,000 note payable to HDOS relating to the acquisition bearing interest at the rate of 11% per annum was repaid on February 27, 1996. The Company also financed $10,000 of the $11,517 paid to HDOS through borrowing from a stockholder, which was also repaid in April 1996.

              PRO FORMA

         Pro forma unaudited consolidated operations data (excluding nonrecurring charges for purchased research and development), assuming all acquisitions had taken place on July 1, 1993 is as follows:

                                                      YEAR ENDED JUNE 30
                                          ----------------------------------------
                                               1996          1995          1994
                                          -----------    ----------     ----------
         Revenue                           $  192,649    $  111,640     $   60,781
                                           ==========    ==========     ==========
         Net income (loss)                 $   11,712    $    7,054     $   (6,977)
                                           ==========    ==========     ==========
         Net income (loss) per share       $      .73    $      .72     $    (2.53)
                                           ==========    ==========     ==========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of IPEC and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         All highly liquid securities with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

         CONCENTRATIONS OF CREDIT RISK

         The Company sells products and services to customers, primarily semiconductor manufacturers, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets which range from three to forty years. Equipment recorded under capital leases is stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         INTANGIBLE ASSETS

         Intangible assets have been allocated among various categories based on their estimated fair value upon acquisition as determined by management or by independent appraisal. Intangible assets are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Goodwill represents the excess cost over the fair value of tangible and intangible assets acquired and is amortized over 10 years using the straight-line method. Patents are amortized over 5 to 10 years using the straight-line method. Developed technology represents patented machine control software and sulfuric acid reprocessing technology on which several generations of products will be based and is being amortized over 15 years using the straight-line method. Assembled workforce represents the avoided cost to interview and train employees and is being amortized over 5 years using the straight-line method.

         WARRANTY EXPENSE

         The Company warrants its products for a period of one year or longer upon sale. Future estimated warranty costs are charged to operations at the time of sale.

         REVENUE RECOGNITION

         The Company recognizes revenue from sales when a product is shipped. Revenue from spare part sales or service revenue is recognized when shipped or upon completion of service.

         RESEARCH AND DEVELOPMENT

         Expenditures for research and development are charged to operations as incurred.

         INCOME TAXES

         The Company utilizes the method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Pursuant to SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

         INCOME (LOSS) PER SHARE OF COMMON STOCK

         Net income (loss) per common share is computed by dividing net income
         (loss) less dividends on convertible preferred stock by the weighted average number of common shares outstanding during the period, plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

         FOREIGN CURRENCY TRANSLATION

         The functional currency for the Company's foreign operations is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates at the balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates for the year. The effects of foreign currency translation adjustments are included as a separate component of stockholders' equity. Transaction gains and losses are included in operations and were not significant for the years ended June 30, 1996, 1995 and 1994.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of the fiscal year ended June 30, 1997 and, based on current circumstances, does not believe the effect of adoption will be material to the consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company will not be adopting the recognition and measurement criteria of SFAS No. 123 and thus, the impact of SFAS No. 123 on the Company's consolidated financial statements will not be material.

         RECLASSIFICATIONS

         Certain 1995 and 1994 balances have been reclassified to conform to the 1996 presentation.


(3)    INVENTORIES

       Inventories are summarized as follows:

                                                                JUNE 30
                                                       --------------------------
                                                           1996            1995
                                                       -----------    -----------
       Raw materials                                   $    20,781    $    16,864
       Work in process                                      10,559          6,598
       Finished goods                                        2,302            477
                                                       -----------    -----------
                                                            33,642         23,939
       Less: inventory obsolescence reserve                 (1,961)        (1,057)
                                                       -----------    -----------
                                                       $    31,681    $    22,882
                                                       ===========    ===========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(4)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is summarized as follows:

                                                                    JUNE 30
                                                            ------------------------
                                                              1996            1995
                                                            --------        --------
       Land                                                 $  1,642        $    251
       Buildings                                              15,414           1,219
       Machinery and equipment                                35,940           9,529
       Building and leasehold improvements                     2,221             772
       Office furniture and fixtures                           1,262             704
       Vehicles                                                  106             125
       Equipment recorded under capital leases                 2,362             843
                                                            --------        --------

                Total                                         58,947          13,443

       Less accumulated depreciation and amortization         (6,292)         (1,742)
                                                            --------        --------
                                                            $ 52,655        $ 11,701
                                                            ========        ========

(5)    INTANGIBLE ASSETS

       Intangible assets are summarized as follows:

                                                                    JUNE 30
                                                            ------------------------
                                                              1996            1995
                                                            --------        --------
       Goodwill                                             $  7,072        $  5,024
       Patents                                                11,398           5,177
       Developed technology                                   13,592          13,592
       Assembled workforce                                     2,503             881
                                                            --------        --------

                Total                                         34,565          24,674

       Less accumulated amortization                          (6,519)         (3,170)
                                                            --------        --------
                                                            $ 28,046        $ 21,504
                                                            ========        ========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

(6)    ACCRUED LIABILITIES

       Accrued liabilities are summarized as follows:

                                                               JUNE 30
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
       Accrued warranties                              $  7,043        $  2,899
       Accrued income taxes                               3,190              --
       Accrued payroll and benefits                       1,786             960
       Accrued vacation                                   1,178             673
       Accrued commissions                                1,154           1,780
       Other accrued liabilities                          6,799           4,279
                                                       --------        --------
                                                       $ 21,150        $ 10,591
                                                       ========        ========

(7)    NOTES PAYABLE

       At June 30, 1996 notes payable amounted to $2,056. Notes payable amounting to $13,000 and $2,700 were issued in connection with the acquisition of GAARD. The $13,000 note was paid in April 1996 and $2,000 of the $2,700 note was paid in January 1996. The $2,700 note is non-interest bearing, and is due in fiscal 1997.

       A note payable to HDOS amounting to $1,356 was also outstanding at June 30, 1996. The note is due in equal installments on July 1, 1996 and September 30, 1996. The note bears interest at 8.5%.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(8)    LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                                                           JUNE 30
                                                                            -----------------------------------
                                                                                  1996                 1995
                                                                            --------------       --------------
       Notes payable, bank (a)                                              $       19,786       $           --
       Notes payable, other, interest ranging from prime plus 1% to
           12%; due in 1997; collateralized by various assets                          500                2,038
       Note payable, interest at prime; matures in January 1998;
           collateralized by patents and guaranteed by a stockholder                   175                  275
       Notes payable to stockholder, bearing interest at
           prime plus 2%(b)                                                             --                3,000
       Note payable, GAARD acquisition (c)                                           2,620                   --
       Capital lease obligations, interest at rates
           ranging from 7.3% to 11.3% (d)                                            1,884                  636
       Other                                                                            --                  571
                                                                            --------------       --------------
                                                                                    24,965                6,520

       Less current portion                                                          2,124                4,772
                                                                            --------------       --------------
       Long-term debt, net                                                  $       22,841       $        1,748
                                                                            ==============       ==============

       (a) The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, the Company received a $10,000 term loan and a $30,000 revolving loan facility to provide working capital and for general corporate purposes. The borrowing base for the revolving loan facility consists of 80% of eligible accounts receivable as defined by the agreement. At June 30, 1996, the borrowing base was $22,104. The unused credit available under this facility at June 30, 1996 was $12,318.

           The outstanding balance of the term loan was $10,000 at June 30, 1996. It bears interest at a rate of 9.52% and matures in October 1997. The outstanding balance on the revolving loan facility was $9,786 at June 30, 1996. It bears interest at the Company's option at the prime rate or LIBOR plus 2.75%. The weighted average interest rate at June 30, 1996 on the outstanding balance was 8.24%. The commitments made under the revolving credit facility expire in April 1997, but may be extended annually for two one-year periods with the consent of the bank. If the revolving credit facility expires, the Company is obligated to repay the outstanding balance in eight equal quarterly payments of principal plus interest. The term loan and revolving loan facility are secured by a blanket lien on the assets of the Company and its subsidiaries.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


             The terms of the loan agreement include various covenants, which, among other things include maintenance of certain financial ratios, limit the amount of dividends that can be paid to common stockholders and acquisitions of treasury stock. The Company was in compliance with these covenants as of June 30, 1996.

       (b) IPEC, Westech Systems, Inc. (now known as IPEC Planar Phoenix, Inc.) and an individual stockholder entered into a two-year $10,000 revolving credit facility in September 1994. In December 1995 in connection with the IPEC Precision acquisition, this facility was converted to a term loan due on September 30, 1997. The loan bears interest at a floating rate equal to the prime rate in effect from time to time plus 2% and is secured by a first lien on the assets of IPEC and Westech and a pledge of the stock of IPEC's subsidiaries. The loan was repaid in full in April 1996.

             As consideration for making the loan available, IPEC and Westech agreed to pay the stockholder administrative fees of $300 in the aggregate ($100 of which has been paid and the balance of which is payable by September 8, 1996). IPEC also issued to the stockholder three-year warrants to purchase 50,000 shares of IPEC common stock at a purchase price of $10 per share and a 10-year debenture in the principal amount of $500 bearing interest at the prime rate. The debenture was converted into 50,000 shares of IPEC common stock in the third quarter of fiscal 1996. The warrants were exercised in the fourth quarter of fiscal 1996.

       (c) The Company entered into a $3,223 promissory note with the former owner of GAARD. The note bears interest at 5.58% per year, payable monthly. The note matures in September 1998 and is unsecured.

       (d) The Company entered into lease financing arrangements for certain equipment and leasehold improvements. These leases expire at various dates through June 2001.


       In September 1993, the Company obtained a bridge loan in the amount of $5,000 which was discounted by the value of warrants issued to the lenders. Upon completion of the public offering in January 1994, the Company repaid the loan and wrote off the debt discount and expenses of the loan aggregating $4,256, which is included in interest expense.

       Interest expense to related parties was $561, $304 and $164 for the years ended June 30, 1996, 1995 and 1994, respectively. Interest expense includes debt discount and deferred financing fees of $213 for the year ended June 30, 1995.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


       The future maturities of long-term debt as of June 30, 1996 are as follows:

            YEAR ENDING JUNE 30:
                    1997                      $     2,124
                    1998                           16,650
                    1999                            5,556
                    2000                              395
                    2001                              240
                                              -----------

                    Total                     $    24,965
                                              ===========

(9)    STOCKHOLDERS' EQUITY

       PREFERRED STOCK

       Approximately 305,000 shares of Series A preferred stock were converted into approximately 153,000 shares of common stock in fiscal 1994.

       The holders of Series B preferred stock are entitled to an annual cumulative dividend amounting to $5.59 per share, payable semiannually on December 31 and June 30, commencing June 30, 1994. The Series B preferred stock was issued to the former stockholders of Westech upon achievement of revenue targets in calendar 1993, 1994 and 1995. Each share of the Series B-1 preferred stock, Series B-2 preferred stock and Series B-3 preferred stock is convertible into 12.54, 11.41 and 15.00 shares of common stock, respectively. During fiscal 1995, 1,074 shares of Series B-1 and B-2 preferred stock were converted into 12,860 shares of common stock, and in fiscal 1996, 268 shares of Series B-3 preferred stock were converted into 4,020 shares of common stock.

       CLASS A COMMON STOCK

       Each share of Class A common stock is entitled to four votes and can be converted into one share of the Company's common stock. Each share of common stock is entitled to one vote. In connection with the Company's initial public offering, all of the holders of the Company's Class A common stock placed into escrow on a pro rata basis, an aggregate of 733,550 shares of Class A common stock. Since the market price of the Company's common stock attained specific levels in fiscal 1995, the shares of Class A common stock placed in escrow were released to the respective shareholders.

       OPTIONS AND WARRANTS

       Concurrent with the Company's initial public offering in August 1994, the Company issued options to the underwriter to purchase 87,500 units at an exercise price of $44.20 per unit. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant. The options expire in 1997. At June 30, 1996, approximately 23,000 of these options were outstanding.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


       Concurrent with the Company's secondary offering in February 1995, the Company issued options to the underwriter for the purchase of 1,800 units at an exercise price of $1,650 per unit. Each unit consists of 130 shares of common stock and 78 Class B warrants which expire in 1999. At June 30, 1996, all of these options were outstanding.

       Upon the exercise of each Class A warrant, the holder received one share of common stock and one Class B warrant. The Class A warrants were called for redemption in August 1994.

       Upon the exercise of each Class B warrant, the holder received one share of common stock. These warrants were called for redemption in May 1995.

       Class D warrants were issued in connection with lines of credit extended by a stockholder and have been assigned a value of $73. Additional warrants were issued in connection with services provided during the acquisition of GAARD and have been assigned a value of $100.

       WARRANTS

       The following table summarizes warrant activity:

                      COMMON       CLASS A       CLASS B        CLASS C       CLASS D       CLASS E        OTHER
                       (d)           (a)           (b)            (d)           (c)           (e)           (f)         TOTAL
                 ------------   -----------   -----------   ------------   -----------   -----------   ------------  ------------
Exercise        $      4.00          8.90         13.45           2.62          8.90         10.00          29.25            --
  price
Expiration          8/13/95       8/13/97       8/13/99        8/28/97       8/13/97      12/31/97       12/26/00            --
Issued
  with
  public
  offerings              --     1,006,250     2,620,850             --       100,000            --             --     3,727,100
Issued
  with bridge
  financing          25,000     1,250,000            --             --            --            --             --     1,275,000
Issued in
  connection
  with line
  of credit              --            --            --        275,000            --        50,000             --       325,000
Issued in
  connection
  with
  exercise
  of A
  warrants               --            --     2,291,380             --            --            --             --     2,291,380
Issued in
  connection
  with
  acquisition
  services               --            --            --             --            --            --         10,000        10,000
Issued
  with unit
  purchase
  options                --        64,540        64,540             --            --            --             --       129,080
Exercised           (25,000)   (2,291,380)   (4,971,660)      (137,500)     (100,000)      (50,000)            --    (7,575,540)
Redeemed                 --       (29,410)       (5,110)            --            --            --             --       (34,520)
               ------------   -----------   -----------   ------------   -----------   -----------   ------------  ------------
Outstanding
June 30, 1996  $         --            --            --        137,500            --            --         10,000       147,500
               ============   ===========   ===========   ============   ===========   ===========   ============  ============

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


       (a) Upon exercise of each Class A warrant, the holder received one share of common stock and one Class B warrant. In August 1994, the Class A warrants were called by the Company for redemption. As a result, warrants for 2,226,840 shares were exercised providing net proceeds of approximately $19,025 to the Company.

       (b) Upon exercise of each Class B warrant, the holder received one share of common stock. In May 1995, these warrants were called by the Company for redemption. As a result warrants for 4,902,780 shares were exercised providing net proceeds of $63,273 to the Company.

       (c) These warrants were issued in connection with a line of credit extended by a stockholder and assigned a value of $73.

       (d) Upon exercise, the holder will receive one share of common stock for each warrant exercised.

       (e) These warrants were issued in connection with a line of credit extended by a stockholder and assigned a value of $144.

       (f) These warrants were issued in connection with services provided during the acquisition of GAARD and were assigned a value of $100.


(10)   EMPLOYEE BENEFITS

       Effective August 1993, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code that covers all eligible employees. Participants may contribute up to 15% of their salary. Participants vest immediately in their own contributions and over a five-year period in the Company's matching contributions. The Company made matching contributions of $189 in fiscal 1996.

       The Company acquired defined contribution plans under Section 401(k) of the Internal Revenue Code in connection with the acquisitions of Athens and GAARD. The Athens plan was merged into the Company's plan on July 1, 1995. The GAARD plan is expected to be merged into the Company's plan on January 1, 1997. Participants in the GAARD plan may also contribute up to 15% of their salary.

       In connection with the acquisition of IPEC Precision, employees of IPEC Precision became eligible for participation in the Company's 401(k) plan.

       In 1994, the Company adopted the 1994 Employee Stock Purchase Plan to provide employees with a more convenient means to acquire an equity interest in the Company. Eligible employees of the Company can purchase common stock through payroll deductions at 85% of the fair market value of the stock. Payroll deductions for the purchase of stock may not exceed 10% of an employee's base compensation or $25. As of June 30, 1996, 88,344 shares have been purchased under this plan. The maximum number of shares that may be issued under this plan is 1,000,000.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

       The Company's 1992 Stock Option Plan provides for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights to purchase up to 4,050,000 shares of common stock to employees, directors and consultants. The grants vest over periods ranging up to five years. Under the Stock Option Plan, options may be granted to purchase shares of the Company's common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.

       The following table summarizes the activity under this plan:

                                           NUMBER OF       EXERCISE
                                           OPTIONS          PRICE              EXERCISABLE
                                         ------------  ---------------      ----------------
       Outstanding, July 1, 1993                --     $           --
       Granted                             314,000        7.75 - 10.00
       Exercised                           (10,000)           7.75
                                        ----------
       Outstanding, June 30, 1994          304,000        7.75 - 10.00            164,000
                                                                               ==========
       Granted                           2,860,000        9.00 - 28.75
       Exercised                          (196,000)       7.75 -  9.00
       Forfeitures                        (111,000)       7.75 -  9.00
                                        ----------
       Outstanding, June 30, 1995        2,857,000        7.75 - 28.75            655,000
                                                                               ==========
       Granted                             649,000      17.875 - 31.00
       Exercised                          (180,000)       7.75 - 20.75
       Forfeitures                        (238,000)       9.00 - 31.00
                                        ----------
       Outstanding, June 30, 1996        3,088,000        7.75 - 31.00          1,103,000
                                        ==========                             ==========

       On April 3, 1996, the Board of Directors of the Company approved a repricing of options granted after April 20, 1995. Employees, excluding officers and directors who were issued stock options subsequent to April 20, 1995 and who were active employees on April 3, 1996, could elect to keep their options to buy common stock at the original grant price or reprice their options to $17.875 per share, the fair market value of the common stock on April 2, 1996. If the employee elected to reprice their options to $17.875 per share, the vesting commencement date was extended by periods ranging from four months to one year.

       Common stock received through the exercise of non-qualified stock options result in a tax deduction for the Company equivalent to the taxable income recognized by the optionee at time of exercise. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such optionee exercise of options resulted in a tax benefit to the Company of $1,561 and $988 for the years ended June 30, 1996 and 1995, respectively.


(11)   MAJOR CUSTOMERS

       One customer accounted for 29%, 18% and 17% of revenue for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Another customer accounted for 20% and 45% of revenue

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


       for the fiscal years ended June 30, 1995 and 1994, respectively. A third customer accounted for 14% of revenue for the fiscal year ended June 30, 1995.

       Total export sales by geographic region are as follows:

                                                 YEAR ENDED JUNE 30
                             ---------------------------------------------------------
                                   1996                 1995                 1994
                             ----------------     ----------------     ---------------
       Far East              $         44,410     $         13,032     $         7,195
                             ================     ================     ===============
       Europe                $         17,685     $          8,432     $         4,956
                             ================     ================     ===============
       Other                 $             81     $             36     $             6
                             ================     ================     ===============


(12)   INCOME TAXES

       Income tax expense (benefit) is comprised of the following:

                                                 YEAR ENDED JUNE 30
                             ---------------------------------------------------------
                                   1996                 1995                 1994
                             ----------------     ----------------     ---------------
       Current:
           Federal           $          7,827    $           1,052     $            --
           State                        1,249                  192                  --
           Foreign                         --                   31                  --
                             ----------------     ----------------     ---------------
                                        9,076                1,275                  --
                             ----------------     ----------------     ---------------

       Deferred:
           Federal                    (13,474)                (992)               (700)
           State                       (2,381)                (207)               (130)
                             ----------------     ----------------     ---------------
                                      (15,855)              (1,199)               (830)
                             ----------------     ----------------     ---------------

       Income tax
         expense (benefit)   $         (6,779)    $             76     $          (830)
                             ================     ================     ===============

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

       DEFERRED INCOME TAXES

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                              JUNE 30
                                                               ---------------------------------------
                                                                     1996                 1995
                                                               ---------------   ------------------
       Deferred tax assets:
           Warranty reserve                                    $        2,934    $           1,160
           Inventory reserve                                            1,698                  961
           Vacation accrual                                               463                  269
           Research and development credits                               158                1,090
           Net operating loss and alternative
               minimum tax credit carryforwards                         6,763                7,115
           Technology asset                                            14,784                   --
           Other                                                          227                  225
                                                               --------------    -----------------
                                                                       27,027               10,820
           Valuation allowance                                         (1,707)              (1,951)
                                                               --------------    -----------------
                                                                       25,320                8,869
                                                               --------------    -----------------
       Deferred tax liabilities:
           Differences between the tax basis and fair
             value of intangibles and fixed
               assets acquired                                          5,707                6,894
           Depreciation differences                                       881                  540
           Other                                                          382                  350
                                                               --------------    -----------------
                                                                        6,970                7,784
                                                               --------------    -----------------
                  Net deferred tax asset                       $       18,350    $           1,085
                                                               ==============    =================

       In December 1994, the Company acquired IPEC Clean, Inc. IPEC Clean, Inc. had net operating loss carryovers (NOLs) of approximately $19,000 at the date of acquisition which expire between the years 2000 to 2005. These NOLs may only be used to offset future earnings of IPEC Clean, Inc.

       The valuation allowance has been reduced by approximately $244 and $2,704 during the years ended June 30, 1996 and 1995, respectively. The entire valuation allowance relates to deferred tax assets attributable to the acquisition of IPEC Clean, Inc. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

       RATE RECONCILIATION

       A reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

                                                           YEAR ENDED JUNE 30
                                           ------------------------------------------------------
                                              1996                  1995                 1994
                                           -----------          ------------         ------------
       Federal income taxes at
        statutory rate                        (34.0)%                34.0%               (34.0)%
      State and local taxes                    (4.3)                 61.0                   --
      Research and development
        tax credits                            (4.0)               (161.5)                  --
      Nondeductible expenses,
        including acquired
        research and development
        and amortization of
        goodwill                                6.7                 460.0                   --
      Reversal of valuation
        allowance for deferred tax
        assets                                 (1.4)               (383.3)                25.5
      Other                                    (1.9)                  1.1                   --
                                        -----------          ------------         ------------
        Effective income
          tax rate                            (38.9)%                11.3%                (8.5)%
                                        ===========          ============         ============

(13)   COMMITMENTS AND CONTINGENCIES

       The Company is subject to lawsuits and other claims arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position or results of operations.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

       The following is a schedule by year of the approximate future minimum lease payments under noncancelable operating leases with terms in excess of one year for the succeeding five years as of June 30, 1996:

            YEAR ENDING JUNE 30,
                    1997                      $     1,425
                    1998                            1,267
                    1999                              957
                    2000                              797
                    2001                              445
                                              -----------
                                              $     4,891
                                              ===========

       Total rent expense under all operating leases for the years ended June 30, 1996, 1995 and 1994 was $1,647, $636 and $473, respectively.


(14)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

       LIMITATIONS

       Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

       Since the fair value is estimated as of June 30, 1996, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

       ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       The carrying amount is assumed to be the fair value because of the short-term maturity of these instruments.

       NOTES PAYABLE AND LONG-TERM DEBT

       The fair value of the Company's notes payable and long-term debt approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.


(15)   RELATED PARTY TRANSACTIONS

       The Company had purchases of raw materials and services of approximately $8,814, $3,455 and $5,136 from companies owned by stockholders of the Company during the years ended June 30, 1996, 1995 and 1994, respectively. The Company has payables related to these purchases of $934 and $359 at June 30, 1996 and 1995, respectively.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

       On December 29, 1995, the Company loaned $900 to the Chairman of the Company. The loan bears interest at the prime rate and is due on the earliest to occur of (i) 90 days after the Chairman's ability to sell Company stock without restriction under Section 16 of the Securities Exchange Act or a lockup agreement, (ii) immediately on voluntary termination of employment, (iii) 90 days after involuntary termination of employment for "cause," or (iv) immediately on the sale of a personal residence. The loan is secured by all of the executive's options to purchase the Company's common stock and shares of common stock. Included in other assets is a receivable of $969 related to this loan at June 30, 1996.

(16)   SUPPLEMENTAL FINANCIAL INFORMATION

       A summary of additions and deductions related to the allowance for accounts receivable and inventory obsolescence for the years ended June 30, 1996, 1995 and 1994 follows:

                                        BALANCE AT                                BALANCE AT
                                        BEGINNING                                   END OF
                                         OF YEAR       ADDITIONS     DEDUCTIONS     YEAR
       Allowance for doubtful
           accounts:

           Year ended June 30, 1996    $      50      $      50     $     --     $      100
                                       =========      =========     ========     ==========

           Year ended June 30, 1995    $      50      $      --     $     --     $       50
                                       =========      =========     ========     ==========

           Year ended June 30, 1994    $      --             50     $     --     $       50
                                       =========      =========     ========     ==========
       Allowances for inventory
           obsolescence:

           Year ended June 30, 1996    $   1,057      $   1,059     $   (155)    $    1,961
                                       =========      =========     ========     ==========

           Year ended June 30, 1995    $     738      $     319     $     --     $    1,057
                                       =========      =========     ========     ==========

           Year ended June 30, 1994    $      --          1,289     $   (551)    $      738
                                       =========      =========     ========     ==========

          2.  Exhibits

         The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit                            Description
- -------      -----------------------------------------------------------
2.1          Stock Purchase Agreement among Integrated Process Equipment
             Corp. ("IPEC"), William Reiersgaard and GAARD Automation Inc.
             ("GAARD"), dated effective October 30, 1995.  Incorporated by reference to Exhibit 2.1 to the Company's Current Report on
             Form 8-K for reporting date October 30, 1995 and filed
             November 14, 1995 (File No. 0-20470) ("GAARD 8-K").

2.2          Asset Purchase Agreement between IPEC and Hughes Danbury
             Optical Systems, Inc. ("HDOS"), dated effective December 29,
             1995. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K for reporting date
             December 29, 1995 and filed January 13, 1996 (File No.
             0-20470) ("HDOS 8-K").

3.1 Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
             0-20470) (the "1993 Form 10-KSB").

3.2          Amendment of Certificate of Incorporation, effective December
             16, 1993.  Incorporated by reference to Exhibit 3.2 to
             Amendment No. 1, filed on December 30, 1993 ("SB-2 Amendment
             No. 1") to the Registrant's Registration Statement on Form
             SB-2 (Registration No. 33-70962) (the "SB-2 Registration
             Statement").

3.3          By-Laws, as amended.  Incorporated by reference to Exhibit
             3.3 to SB-2 Amendment No. 1.

3.4 Certificate of Amendment of the Certificate of Incorporation of the Company, filed with the State of Delaware on January 31, 1996, previously filed as
             Exhibit 3(i).1 to the Company's Quarterly Report on
             Form 10-Q for the third quarter ended March 31, 1996, incorporated herein by reference.

4.1 Form of Class C Warrant issued by the Company. Incorporated by reference to Exhibit 10.13 to IPO Amendment No. 1.

4.2          Warrant Agreement dated June 29, 1992 among the Company,
             American Stock Transfer & Trust Company (the "Warrant Agent") and D.H. Blair Investment

             Banking Corp. ("Blair"). Incorporated by reference to
             Exhibit 10.14 to IPO Amendment No. 1.

 4.3 Form of Warrant Agreement, dated as of August 13, 1992, between the Company, the Warrant Agent and Blair, including the form of warrants. Incorporated by reference to
             Exhibit 4.1 to IPO Amendment No. 1.

 4.4 Form of Warrant Agreement, dated as of July 23, 1993, between the Company, the Warrant Agent and Blair.
             Incorporated by reference to Exhibit 10.16 to the 1993 Form 10-KSB.

 4.5         Form of Warrant Agreement, dated as of January 26,
             1994, between the Company, the Warrant Agent and Blair, including the form of Warrants. Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the SB-2 Registration Statement, filed on January 18,
             1994 ("SB-2 Amendment No. 2").

 4.6 Form of Initial Public Offering Unit Purchase Option between the Company and Blair. Incorporated by reference to
             Exhibit 1.2 to Amendment No. 2 to the IPO Registration
             Statement, filed August 5, 1993 ("IPO Amendment No. 2").

 4.7 Registration Agreement, dated as of November 22, 1994, by and among the Company and the Exchanging Shareholders.
             Incorporated by reference to Exhibit 10.2 to the 1994 Form 8-K.

 4.8         Registration Rights Agreement, dated as of September
             9, 1994, between the Company and Kassner.
             Incorporated by reference to Exhibit 4.12 to the 1995
             Form 10-K.

 4.9 Stockholders' Agreement, dated as of August 31, 1993 among the Company, Harold C. Baldauf ("HCB") and Janet A. Baldauf
             ("JAB"). Incorporated by reference to Exhibit 10.22 to the 1993 Form 10-KSB.

10.1 Licensing and Manufacturing Agreement, dated July 18, 1990, between the Registrant and MTC. Incorporated by reference to
             Exhibit 10.4 to the IPO Registration Statement.

10.2         Form of Escrow Agreement, dated as of August 13,
             1992, among the Company, all holders of Class A
             Common Stock, and American Stock Transfer & Trust
             Company as

            Escrow Agent. Incorporated by reference to Exhibit
            10.9 to IPO Amendment No. 2.

10.3 Form of 1994 Public Offering Unit Purchase Option between the Company and Blair. Incorporated by reference to Exhibit 1.2 to Amendment No. 3 to the SB-2 Registration Statement, filed January 25, 1994
            ("SB-2 Amendment No. 3").

10.4 Consulting Agreement dated as of August 31, 1993 by and among the Company, HCB, Harold Baldauf, Jr. and David Baldauf.
            Incorporated by reference to Exhibit 10.24 to the 1993 Form
            10-KSB.

10.5 Settlement Agreement, dated January 23, 1993, between Westech and Speedfam Corporation. Incorporated by reference to
            Exhibit 10.34 to the 1993 Form 10-KSB.

10.6 Indenture of Lease, dated July 30, 1993, relating to facilities leased for Westech's subassembly manufacturing facility. Incorporated by reference to
            Exhibit 10.38 to SB-2 Amendment No. 2.

10.7 Lease, dated July 20, 1994, relating to Westech's facility in Phoenix, Arizona. Incorporated by reference to Exhibit 10.35 to the Company's
            Registration Statement on Form S-3 (Registration No.
            33-9038) filed on May 12, 1995 (the "May 1995 Form
            S-3").

10.8        Lease, dated November 1, 1994, relating to Tempe,
            Arizona research and development facility.
            Incorporated by reference to Exhibit 10.36 to the May
            1995 Form S-3.

10.9 Lease, dated October 15, 1985, as amended (together with related Subordination, Non-Disturbance and
            Estoppel Agreement dated July 1, 1986), relating to
            Athens' facility in Oceanside, California.
            Incorporated by reference to Exhibit 10.37 to the May
            1995 Form S-3.

10.10 Lease, dated March 23, 1988, as amended (together with related Subordination, Nondisturbance and
            Attornment Agreement dated January 17, 1995), relating to Athens' larger facility in Oceanside, California. Incorporated by reference to Exhibit
            10.38 to the May 1995 Form S-3.

10.11 License Agreement, dated as of April 17, 1991, between Athens and Sumitomo Corporation, together with amendment Agreement dated December 29, 1993.

            Incorporated by reference to Exhibit 10.41 to the May
            1995 Form S-3.

10.12 Promissory note and security agreement between Integrated Process Equipment Corp. and Don M.
            Jackson, Jr., dated August 31, 1995; and related
            Commercial Guaranty issued by the Company to Second
            National Bank of Saginaw, previously filed as Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the first quarter ended September 30, 1995, incorporated herein by reference.

10.13       IPEC 1992 Stock Option Plan (as amended December 12,
            1995), previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the second quarter ended December 31, 1995, incorporated herein by reference.

10.14       Promissory Note (First Note) from IPEC to William
            Reiersgaard dated October 30, 1995. Incorporated by reference to Exhibit 2.4 to the GAARD 8-K.

10.15       Promissory Note (Second Note) from IPEC to William
            Reiersgaard dated October 30, 1995. Incorporated by reference to Exhibit 2.4 to the GAARD 8-K.

10.16 Promissory Note from IPEC/Precision, a subsidiary of IPEC, to HDOS dated December 29, 1995. Incorporated by reference to Exhibit 2.5 to the HDOS 8-K.

10.17 Security and Pledge Agreement dated December 29, 1995 between IPEC/Precision and IPEC in favor of HDOS.
            Incorporated by reference to Exhibit 2.5 to the HDOS
            8-K.

10.18       Form of Promissory Note and Security Agreement dated
            December 1995 from Sanjeev Chitre to IPEC, previously filed as Exhibit 10.6 to the Company's Quarterly
            Report on Form 10-Q for the second quarter ended
            December 31, 1995, incorporated herein by reference.

10.19 Lease Agreement, dated March 8, 1996, relating to Precision's facility in Bethel, Connecticut.

10.20       Loan Agreement dated April 24, 1996, between the
            Company and First Interstate Bank of Arizona, N.A.
            ("Credit Facility Agreement"), with related Side
            Letter Concerning Liens dated April 24, 1996, Letter

           Agreement dated May 31, 1996, Revolving Credit Note dated April 24, 1996, Term Note dated April 24, 1996 and Security Agreement dated April 24, 1996.

           The following additional schedules to the Credit
           Facility Agreement have been omitted and the Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request: Officer's
           Certificate of Parent dated April 24, 1996, Borrowing
           Base Certificate dated April 25, 1996, Compliance
           Certificate dated April 24, 1996, Notice of Negative
           Pledge dated April 24, 1996, and Patent Mortgage,
           Trademark Security Agreements, Patent Security
           Agreements and Copyright Security Agreements for the
           Company and its subsidiaries, each dated April 24, 1996.

11.1       Statement regarding computation of per share earnings.

22.1       Subsidiaries of Company.

24.1       Consent of KPMG Peat Marwick LLP

24.2       Consent of Richard A. Eisner & Company, LLP.

25.1       Powers of Attorney (see page 39).


(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended
         June 30, 1996.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                 INTEGRATED PROCESS EQUIPMENT CORP.
                                 a Delaware Corporation

                                 By: /s/ SANJEEV R. CHITRE
                                    -------------------------------------------
                                    Sanjeev R. Chitre
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer

                                 Date: September 13, 1996

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjeev R. Chitre and John S. Hodgson, jointly and severally his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                       Title                                Date
 /s/ SANJEEV R. CHITRE              Chairman of the Board and Chief             September 13, 1996
- --------------------------------    Executive Officer (Principal Executive
Sanjeev R. Chitre                   Officer)


 /s/ JOHN S. HODGSON                Vice President, Chief Financial Officer     September 13, 1996
- --------------------------------    Treasurer and Secretary (Principal
John S. Hodgson                     Financial and Accounting Officer)



 /s/ WILLIAM J. FRESCHI             Director                                    September 13, 1996
- --------------------------------
William J. Freschi


 /s/ HAROLD C. BALDAUF              Director                                    September 13, 1996
- --------------------------------
Harold C. Baldauf


 /s/ KENNETH LEVY                   Director                                    September 13, 1996
- --------------------------------
Kenneth Levy


                                    Director                                     September  , 1996
- --------------------------------
Roger D. Emerick


                                    Director                                     September  , 1996
- --------------------------------
Roger D. McDaniel