Form 10-Q
period 1996-09-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1996-11-14
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _____________________

Commission file number 0-20470

                       Integrated Process Equipment Corp.
             (Exact name of registrant as specified in its charter)

         Delaware                                                                      77-0296222
(State or other jurisdiction of incorporation or organization)        (I.R.S. employer identification no.)

  911 Bern Court,  San Jose, California                                                   95112
(Address of principal executive offices)

Registrant's telephone number, including area code  (408) 436-2170

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [ ]
                                               ---      ---

         As of November 11, 1996, 521,650 shares of Class A Common Stock and 14,354,511 shares of Common Stock of the registrant were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                            JUNE 30,       SEPTEMBER 30,
                                    ASSETS                                                    1996            1996
                                                                                              ----            ----
                                                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents                                                              $  11,681        $   7,304
    Accounts receivable                                                                       44,079           39,510
    Inventories                                                                               31,681           41,539
    Prepaid expenses                                                                           1,590            1,812
    Deferred income taxes                                                                      5,175            5,175
                                                                                           ---------        ---------
            Total current assets                                                              94,206           95,340
                                                                                           ---------        ---------

Property, plant and equipment, net                                                            52,655           50,830
Intangible assets, net                                                                        28,046           27,085
Deferred income taxes                                                                         13,175           15,245
Other assets                                                                                   3,602            3,405
                                                                                           ---------        ---------

                                                                                           $ 191,684        $ 191,905
                                                                                           =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                          $   2,056        $   1,046
    Current portion of long-term debt                                                          2,124            2,244
    Accounts payable                                                                          15,176           16,226
    Accrued liabilities                                                                       21,150           21,911
                                                                                           ---------        ---------
            Total current liabilities                                                         40,506           41,427

Long-term debt, less current portion                                                          22,841           24,372
                                                                                           ---------        ---------
        Total liabilities                                                                     63,347           65,799
                                                                                           ---------        ---------

Stockholders' equity:
Preferred stock,  $.01 par value per share. Nonvoting, authorized
    2,000,000 shares:
    Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 20,941 shares at June 30, 1996, 15,572
      shares at September 30, 1996.  Liquidation preference of $1,450                             --               --
    Series B-2 cumulative preferred stock.  Authorized 21,478 shares,
      issued and outstanding 20,941shares.  Liquidation preference of $1,950                      --               --
    Series B-3 cumulative preferred stock.  Authorized 21,478 shares,
      issued and outstanding 21,210 shares.  Liquidation preference of $1,975                     --               --
Common stock, $.01 par value per share.  Authorized 50,000,000 shares;
    one vote per share; issued and outstanding
    14,238,406 shares at June 30, 1996 and 14,354,272 at September 30, 1996                      142              143
Class A common stock, $.01 par value per share.  Authorized 3,500,000
    shares, four votes per share; issued and outstanding 521,650 shares                            5                5
Additional paid-in capital                                                                   151,730          153,256
Accumulated deficit                                                                          (23,546)         (27,319)
Foreign currency translation adjustment                                                            6               21
                                                                                           ---------        ---------
            Total stockholders' equity                                                       128,337          126,106
                                                                                           ---------        ---------
                                                                                           $ 191,684        $ 191,905
                                                                                           =========        =========

See accompanying notes to condensed consolidated financial statements

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                         -------------
                                                      1995            1996
                                                      ----            ----
Revenue                                             $ 38,012        $ 32,017

Cost of goods sold                                    22,304          21,766
                                                    --------        --------
            Gross margin                              15,708          10,251
                                                    --------        --------

Operating expenses:
    Research and development                           3,698           7,271
    Selling, general and administrative                7,072           8,027
                                                    --------        --------
            Total operating expenses                  10,770          15,298
                                                    --------        --------

            Operating income (loss)                    4,938          (5,047)

Other income (expense):
    Interest income                                      840             115
    Interest expense                                    (178)           (582)
    Other, net                                            64              67
                                                    --------        --------
            Total other income (expense)                 726            (400)
                                                    --------        --------

            Income (loss) before income taxes          5,664          (5,447)

Income tax expense (benefit)                           2,152          (2,070)
                                                    --------        --------

            Net income (loss)                          3,512          (3,377)

Cumulative dividend on preferred stock                  (309)            (81)
                                                    --------        --------

            Net income (loss) attributable to
              common stockholders                   $  3,203        $ (3,458)
                                                    ========        ========

Net income (loss) per share                         $    .20        $   (.23)
                                                    ========        ========

Shares used in per share calculation                  16,280          14,785
                                                    ========        ========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                 Series B                                 Class A                                   Foreign
                              Preferred Stock        Common Stock       Common Stock     Additional                 Currency
                              ---------------        ------------       ------------       Paid-In    Accumulated  Translation
                              Shares    Amount      Shares    Amount    Shares   Amount    Capital    Deficit      Adjustment
                              ------    ------      ------    ------    ------   ------    -------    -------      ----------
Balance -
  June 30, 1996               63,092     $--     14,238,406    $142    521,650    $5    $ 151,730     $(23,546)      $ 6

Net loss                        --        --           --       --        --       -         --         (3,377)       --

Retirement of Series B-1
   Preferred Stock            (5,369)     --           --       --        --       -         (500)        --          --

Issuance of Warrants            --        --           --       --        --       -          657         --          --

Exercise of Stock Options
 (including tax benefits of
  $265,000)                     --        --        115,866       1       --       -        1,369         --          --

Cumulative translation
  adjustment                    --        --           --       --        --       -         --           --          15

Dividends Paid                  --        --           --       --        --       -         --           (396)       --
                             -------     ----    ----------    ----    -------    --    ---------     --------       ---

Balance -
   September 30, 1996         57,723     $--     14,354,272    $143    521,650    $5    $ 153,256     $(27,319)      $21
                             =======     ====    ==========    ====    =======    ==    =========     ========       ===






See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                             -------------

Cash flows from operating activities:                                       1995         1996
                                                                            ----         ----
   Net income (loss)                                                    $  3,512     $ (3,377)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                      1,160        2,830
        Deferred tax benefit                                                (118)      (1,806)
        Acquisition adjustments                                               --         (865)
        Costs of warrants issued                                              --          657
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                     (3,397)       4,486
           (Increase) decrease in inventories                                459       (9,858)
           (Increase) in prepaid expenses and other assets                  (647)         (25)
           Increase (decrease) in accounts payable                          (164)       1,050
           Increase in accrued liabilities                                 4,128          761
                                                                        --------     --------
              Net cash provided by (used in) operating activities          4,933       (6,147)
                                                                        --------     --------

Cash flows from investing activities:
    Purchases of property and equipment                                  (11,087)        (116)
    Proceeds from sale of property and equipment                              --          745
                                                                        --------     --------
             Net cash provided by (used in) investing activities         (11,087)         629
                                                                        --------     --------

Cash flows from financing activities:
    Proceeds from long-term debt                                              --        1,407
    Repayment of long-term debt                                             (361)        (409)
    Repayment of notes payable                                                --         (434)
    Repayment of capital leases                                              (73)        (147)
    Payment of preferred stock dividends                                    (351)        (396)
    Net proceeds from issuance of common stock
      and warrants                                                         1,945        1,105
                                                                        --------     --------
              Net cash provided by financing activities                    1,160        1,126
                                                                        --------     --------

Effect of exchange rate changes on cash                                       --           15
                                                                        --------     --------

Net decrease in cash and cash equivalents                                 (4,994)      (4,377)

Cash and cash equivalents, beginning of period                            66,007       11,681
                                                                        --------     --------

Cash and cash equivalents, end of period                                $ 61,013     $  7,304
                                                                        ========     ========





Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                           $    178    $     735
                                                                        ========     ========


Supplemental disclosure of noncash activities:
    Release from escrow (retirement) of Class B 6% cumulative
      convertible preferred stock issued for the Westech acquisition    $  2,000     $   (500)
                                                                        ========     ========


See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



 BASIS OF PREPARATION:

         The accompanying condensed consolidated financial statements at September 30, 1996 and for the three month periods ended September 30, 1995 and September 30, 1996 are unaudited; however, in the opinion of the management of Integrated Process Equipment Corp. ("IPEC") and subsidiaries (the "Company"), such statements include all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of the information presented therein. The condensed consolidated balance sheet as of June 30, 1996 was derived from the audited financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

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

ORGANIZATION:

Westech Systems, Inc.:

         On September 3, 1993, IPEC acquired Westech Systems, Inc. ("Westech"), a privately owned company engaged in manufacturing chemical mechanical planarization ("CMP") equipment for the semiconductor industry. The name of Westech has subsequently been changed to IPEC Planar Phoenix, Inc.

Acquisition of Athens Corp.:

         On November 22, 1994, the Company acquired approximately 94% of the outstanding common stock of Athens Corp. ("Athens"), a privately owned company engaged in manufacturing wet process reprocessing systems for the semiconductor industry. The purchase price consisted of 1,095,695 shares of the Company's common stock. The Company acquired the remaining 6% in the first quarter of fiscal

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1996 in exchange for 211,670 shares of the Company's common stock. The name of Athens has subsequently been changed to IPEC Clean, Inc.

Acquisition of GAARD Automation, Inc.:

         On October 30, 1995, the Company acquired all of the outstanding common stock of GAARD Automation, Inc. ("GAARD"), a privately owned company that has developed and sells an advanced high throughput CMP system for metal planarization. GAARD also designs and manufactures custom flexible automation systems used outside the semiconductor industry. The name of GAARD has subsequently been changed to IPEC Planar Portland, Inc.

Acquisition of Precision Materials:

         On December 29, 1995, the Company's subsidiary IPEC Precision, Inc. ("Precision") acquired substantially all of the assets constituting the Precision Materials Operation of Hughes Danbury Optical Systems, Inc. (HDOS). Precision is engaged in the design, manufacture, and sale of precision equipment, based on proprietary plasma assisted chemical etching and metrology technologies, for use in the production of advanced semiconductor wafers and devices, and provides wafer processing services that use such proprietary technology and equipment.

         The aforementioned acquisitions have all been accounted for as purchases and, accordingly, the condensed consolidated financial statements include the results of operations from the respective dates of acquisition.

Pro forma financial information:

         Pro forma summary of consolidated operations (excluding charges for purchased in-process research and development), assuming the acquisitions of GAARD and Precision had taken place on July 1, 1995 is as follows (in thousands):


                                                     Three Months Ended
                                                     September 30, 1995
                                                     ------------------
               Revenues                                  $44,150
               Net income                                $ 3,161
               Net income per common share               $   .19

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

Inventories:

         Inventories are summarized as follows (in thousands):


                                           June 30, 1996    September 30, 1996
                                           -------------    ------------------
                                                               (Unaudited)
Raw materials                                $ 20,781           $ 28,359
Work in process                                10,559             14,128
Finished goods                                  2,302              2,265
                                             --------           --------
                                               33,642             44,752
Less inventory obsolescence reserve            (1,961)            (3,213)
                                             --------           --------

                                             $ 31,681           $ 41,539
                                             ========           ========

RELATED PARTY TRANSACTIONS:

         During the three months ended September 30, 1996, the Company had purchases of services and raw materials of approximately $1.3 million from the business entities of a stockholder and director of the Company.

PREFERRED STOCK:

         During the three months ended September 30, 1996, 5,370 shares of B-1 Preferred Stock were released from escrow to the selling shareholders of Westech (including a director) upon settlement of the purchase price of Westech, now known as IPEC Planar Phoenix. In accordance with the escrow settlement, the remaining 5,369 shares of the B-1 preferred stock held in escrow were retired.

LOAN AGREEMENT:

         The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, the Company received a $10 million term loan and a $30 million revolving loan facility to provide working capital for general corporate purposes. The borrowing base for the revolving loan facility consists of eighty percent of eligible accounts receivable as defined by the agreement.

         The loans bear interest at the Company's option at the prime rate or LIBOR plus 2.75%. The term loan matures in October 1997. The revolving loan facility matures in April 1997 with options to renew the facility annually for a two year period which the Bank must approve. If the revolving credit facility expires, the Company is obligated to repay the outstanding balance in eight equal quarterly

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


payments of principal plus interest. The term loan and revolving loan facility are secured by a blanket first lien on all assets of the Company and its subsidiaries.

         The terms of the loan agreement include various covenants, which, among others, limits the amount of dividends that can be paid to common stockholders and purchase of the Company's stock. At September 30, 1996 the Company was in compliance with all covenants of the agreement.

CONTINGENCIES AND COMMITMENTS:

Concentration of credit risk:

         The Company extends credit to domestic and international customers in the semiconductor industry. Cash is held in banks and at times, such amounts may be in excess of the FDIC limit.

NEW ACCOUNTING STANDARDS:

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company has adopted Statement 121 in the first quarter of 1997, and the impact of adoption was not material.

         In October 1995, the FASB issued Statement No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company has continued to account for stock-based compensation using the intrinsic value method which will not have an impact on the Company's results of operations or financial position.

                         PART I -- FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

         IPEC is a Delaware corporation organized in December 1991 and is the successor by merger to a California corporation of the same name that was incorporated in October 1989. The Company is primarily engaged in designing, manufacturing, marketing and servicing equipment for the semiconductor manufacturing industry.

         In connection with the acquisitions described in the notes to financial statements under "Organization," in the second quarter of fiscal 1996, the Company reorganized its business into three divisions. IPEC Planar, the Company's CMP division, consists of the Company's IPEC Planar Phoenix operation, (formerly named Westech) and the IPEC Planar Portland operation (formerly named GAARD). IPEC Clean consists of the former Athens operation and produces on site wet ultra high purity chemical reprocessing systems, chemical distribution systems and cleaning systems that can be marketed as stand alone products or clustered with Planar's CMP systems. IPEC Precision consists of the Precision Materials Operation acquired from HDOS and is engaged in manufacturing of advanced plasma assisted chemical etching equipment and metrology equipment for use primarily in manufacturing of silicon wafers and semiconductor devices.

         The Company's revenue is derived from the sale of products, related spare parts and service. In accordance with generally accepted accounting principles, the Company recognizes revenue when a product is shipped. Revenue from spare part sales or service is recognized when shipped or upon completion of service.

         The Company's gross margins may vary due to many factors, and are especially dependent on direct versus indirect sales, product mix and domestic versus international sales. The Company sells directly in the United States and such sales have higher gross margins than indirect international sales. Thus, gross margins in any period may not be indicative of margins for future periods. See "Factors Affecting Operating Results--International Sales."

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues; operating margins; expenses and income; dividend and tax rates; and access to equity or debt financing. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors

Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

         The following table represents the results of operations for the Company on a percentage basis for the three month periods ending September 30, 1995 and 1996.


                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                     -------------
                                                                 1995           1996
                                                                 ----           ----
Revenue                                                        100.0 %          100.0 %
Cost of goods sold                                              58.7 %           68.0 %
                                                               -------          -------
     Gross margin                                               41.3 %           32.0 %
                                                               -------          -------

Operating expenses:
     Research and development                                    9.7 %           22.7 %
     Selling, general and administrative                        18.6 %           25.1 %
                                                               -------          -------
        Total operating expense                                 28.3 %           47.8 %
                                                               -------          -------

Operating income (loss)                                         13.0 %          (15.8)%

Interest income                                                  2.2 %            0.4 %
Interest expense                                                (0.5)%           (1.8)%
Other, net                                                       0.2 %            0.2 %
                                                               -------          -------
Income (loss) before income taxes                               14.9 %           (17.0)%
Income tax expense (benefit)                                     5.7 %            (6.5)%
                                                               -------          -------
Net income (loss)                                                9.2 %           (10.5)%
Cumulative dividend on preferred stock                          (0.8)%            (0.3)%
                                                               -------          -------
Net income (loss) attributable to common stockholders            8.4 %           (10.8)%
                                                               =======          =======


         Revenue for the first fiscal quarter ended September 30, 1996 decreased 16% to $32 million compared to $38 million in the quarter ended September 30, 1995. This decrease was primarily attributable to a shortfall in revenues from sulfuric acid reprocessors and Plasma Jet systems. Due to the current industry slowdown, backlog at September 30, 1996 was approximately $45 million, and if the current slowdown continues the Company expects that revenue for all of fiscal 1997 will be below the $184.5 million of revenue recorded for all of fiscal 1996.

         Gross margin for the first quarter for fiscal 1997 was 32% compared to gross margin of 41% in the first quarter of fiscal 1996. This decrease is primarily attributable to the allocation of higher levels of customer service expenditures across lower revenue, costs associated with the repositioning of the Avanti 672, and a higher percentage of sales through international distributors.

         Gross margin during the first quarter of fiscal 1997 was also adversely affected by a $657,000 increase in cost of goods sold related to warrants issued to a major customer in connection with an agreement permitting the Company to accelerate certain deliveries in the first, second and third quarters of fiscal 1997. This arrangement is intended to achieve manufacturing efficiencies by more fully utilizing IPEC Planar Phoenix employees, currently trained to manufacture older CMP machines scheduled for delivery to the client in fiscal 1997 and 1998, until the Company begins manufacturing the AvantGAARD 676 in Phoenix. During the first quarter of fiscal 1997 the customer accelerated orders which accounted for approximately 20% of revenue in the first quarter. The Company is committed to issue during the first three quarters of fiscal 1997 warrants to purchase an aggregate minimum of 155,000 shares of Common Stock (of which warrants to purchase 60,000 shares have been issued) and an aggregate maximum of 250,000 shares. The number of warrant shares to be issued depends on the extent to which IPEC accelerates shipments to the customer. The first quarter $657,000 charge was based on the market value of the minimum 155,000 warrant shares on the date the agreement was signed. To the extent IPEC accelerates these shipments during fiscal 1997, this will reduce shipments anticipated for fiscal 1998 if additional replacement orders are not received, and will result in a charge for warrants issued in excess of 155,000 warrant shares based on the price of IPEC Common Stock on the date the original agreement was signed. There can be no assurance that the Company can obtain additional orders from other customers for shipments in fiscal 1998 to replace orders shifted to fiscal 1997.

         Research and development expense increased to $7.3 million in the first quarter of fiscal 1997 from $3.7 million in the first quarter of fiscal 1996. Increased research and development costs resulted primarily from costs incurred to develop the Company's Avanti 672 and AvantGAARD 676 high-throughput CMP tools. Additional incremental costs were incurred at IPEC Precision, which was acquired in December 1995, for the development of CMP metrology technology.

         Selling, general and administrative expenses increased to $8 million in the first quarter of fiscal 1997 from $7.1 million in the first quarter of fiscal 1996. This increase is primarily due to additional depreciation, amortization and higher overhead resulting from acquisitions in the first half of fiscal 1996. Selling, general and administrative expenses for the first quarter of fiscal 1997 were offset in part by an $865,000 benefit resulting from adjustments for both the fiscal 1994 Westech and fiscal 1996 GAARD acquisitions.

         As part of its focus on its core CMP business, which accounted for approximately 88% of revenue in the first quarter of fiscal 1997, the Company in October 1996 initiated a work force reduction, primarily at its non-CMP related subsidiaries and in product development. The first quarter results reflect a reserve for these reductions which will be completed by the end of the Company's second fiscal quarter ending December 31, 1996.

         Interest income decreased from $.8 million for the quarter ending September 30, 1995 to $.1 million for the quarter ending September 30, 1996 as a result of lower cash and cash equivalent balances in the first quarter of fiscal 1997. Higher balances resulted from the exercise of the Company's Class B warrants in the fourth quarter of fiscal 1995 that realized proceeds of $63.2 million. Interest expense increased from $.2 million in the first quarter of fiscal 1996 to $.6 million in the first quarter of fiscal 1997 as a result of increased borrowings.

         The operating loss in the first quarter of fiscal 1997 was $5 million compared to operating income of $4.9 million in the first quarter of fiscal 1996. The net loss attributable to common stockholders in the first quarter of fiscal 1997 was $3.5 million, or $.23 per share, on 14.8 million weighted average shares outstanding. This compares to net income attributable to common stockholders in the first quarter of fiscal 1996 of $3.2 million, or $.20 per share, on 16.3 million primary shares outstanding. While the Company is reducing its operating expenses, due to industry conditions there can be no assurance that the Company will be profitable in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity include cash and cash equivalents of $7.3 million at September 30, 1996. At September 30, 1996, $11.2 million was outstanding under the revolving loan facility. It is estimated that an additional $6.3 million was available under the revolving loan facility for borrowings at September 30, 1996 based on eligible accounts receivable which can be used to collateralize such borrowings. In addition, the Company has entered into a letter of intent to raise net proceeds of approximately $8 million in a sale/leaseback transaction for its Phoenix facility. There can be no assurance at this time whether a binding agreement will be signed for this transaction, or if a binding agreement is signed, whether this transaction will occur.

         The Company believes that its cash and cash equivalents will need to be supplemented during the second quarter of fiscal 1997 by additional equity or debt financing to fund the Company's operations. The Company's ability to finance its operations at the current level and to fund working capital requirements will be adversely impacted if it is unable to complete an equity or debt financing during the second quarter of fiscal 1997. There can be no assurance that such additional financing will be available when needed or if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to make continued capital investments, which could materially adversely affect the Company's competitive position and results of operations.

         Although management is attempting to raise additional cash, a financing is not assured. If management determines during the second quarter of fiscal 1997 that additional capital will not be provided in a timely manner, then management will take actions to preserve available cash and maintain operations. These actions could adversely affect operating results for the second fiscal quarter and subsequent quarters. If the Company does not obtain additional financing during the second fiscal quarter, the Company may lose the ability to borrow additional funds under its line of credit, and due to a failure to meet certain financial covenants under its bank loan agreements be considered in default under those bank loan agreements, requiring negotiations with the bank to modify those covenants in an effort to avoid outstanding debt immediately coming due. There can be no assurance that such negotiations would be successful.

FACTORS AFFECTING OPERATING RESULTS

         History of Losses. Prior to the Company's acquisition of Westech in fiscal 1994, the Company did not have significant revenue. The Company had a net loss in fiscal 1994 and fiscal 1996 of $8.9 million and $10.7 million, respectively. The Company had a $3.4 million net loss in the first quarter of fiscal 1997. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will be profitable in fiscal 1997 or on a quarterly basis.

         Fluctuations in Operating Results. The Company's operating results are subject to quarterly fluctuations due to a variety of factors, including industry-wide changes in the demand for semiconductors or for semiconductor production equipment; the timing of significant shipments and delays or postponements of orders; acceptance of the Company's products; the gain or loss of significant customers; competitive pressures; availability and costs of components from the Company's suppliers; the timing of product announcements and introductions by the Company, its customers or its competitors; the timing and structure of acquisitions and dispositions or spin-offs; changes in the mix of products sold; the level of international sales, which have lower margins than domestic sales; delayed or canceled construction of wafer fabrication facilities by customers; research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's and its customers' products; reductions in personnel and the sufficiency of capital resources to support operations at current levels. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect operating results in one or more fiscal quarters. For example, the Company's results in fiscal 1994 were adversely impacted by an engineering redesign of its 372M CMP product. In the second quarters of fiscal 1995 and 1996, the Company had losses due to nonrecurring charges associated with the Athens, GAARD and HDOS acquisitions. The Company had a loss in the first quarter of fiscal 1997, primarily because the Company incurred operating expenses based on sales plans which were not achieved, and to a lesser degree due to increased cost of goods sold arising from warrants issued to a major customer as described below. While the Company is reducing its operating expenses, there can be no assurance that the Company will be profitable in the second quarter. The Company intends to move IPEC Clean's bulk chemical distribution and cleaning systems operations to Phoenix, Arizona during fiscal 1997 in an effort to improve gross margins in the long term. This move may adversely affect margins during the quarter in which the move occurs and in following quarters. If current industry conditions continue, the Company expects that revenue for fiscal 1997 will be below the $184.5 million of revenue recorded in fiscal 1996.

         The Company derives most of its revenue from the sale of products in a price range from $100,000 to $1,300,000 per unit and the sale of a clustered system can be priced much higher. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. The Company has previously experienced order and delivery delays and cancellations which caused the Company to miss its quarterly revenue and profit projections and there can be no assurance that the Company can avoid such order and delivery delays in the future. IPEC Clean does not have significant backlog, and bookings in any quarter may vary. Significant shipments by IPEC Precision are not expected before the fourth quarter of fiscal 1997. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development and engineering make it difficult to reduce expenses in a particular quarter if the Company's sales goals for the quarter are not met. Any inability to reduce spending quickly enough to mitigate any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations.

         The Company's fiscal 1997 operating results will also be affected by the Company's exercise of its right to cause a significant customer to accelerate planned orders and the issuance to the customer of additional warrants to purchase IPEC Common Stock. During the first quarter of fiscal 1997 the customer accelerated orders which accounted for approximately 20% of revenue in the first quarter. The

Company is committed to issue during the first three quarters of fiscal 1997 warrants to purchase an aggregate minimum of 155,000 shares of Common Stock (of which warrants to purchase 60,000 shares have been issued) and an aggregate maximum of 250,000 shares. The number of warrant shares to be issued depends on the extent to which IPEC accelerates shipments to the customer. The first quarter $657,000 charge was based on the market value of the minimum 155,000 warrant shares on the date the agreement was signed. To the extent IPEC accelerates these shipments during fiscal 1997, this will reduce shipments anticipated for fiscal 1998 if additional replacement orders are not received, and will result in a charge for warrants issued in excess of 155,000 warrant shares based on the price of IPEC Common Stock on the date the original agreement was signed. There can be no assurance that the Company can obtain additional orders from other customers for shipments in fiscal 1998 to replace orders shifted to fiscal 1997.

         Results of operations in any period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

         Dependence on Major Customers. A small number of customers account for a significant percentage of the Company's sales volume and revenue. In fiscal 1995, Intel, IBM and Motorola represented 18%, 20% and 14%, respectively, of the Company's revenue. In fiscal 1996, Intel represented 29% of the Company's revenue. In the first quarter of fiscal 1997, Intel represented 48% of the Company's revenue. The Company anticipates that its revenue will continue to depend on major customers, although the companies considered major customers and the percentage of the Company's revenue represented by each major customer may vary from quarter to quarter. The loss of a major customer or any material reduction in orders by such customers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers and the general economy. Sales of certain of the Company's products generally depend on new facility construction projects and facility upgrades and there can be no assurance that the Company's current customers will make significant purchases of the Company's products in the future. See "MD&A--Results of Operations."

         Product Concentration; Dependence on New Products and Technologies. In fiscal 1996, the Company derived approximately 78% of its revenue from sales by IPEC Planar and approximately 20% of its revenue from sales by IPEC Clean. In the first quarter of fiscal 1997, sales by IPEC Planar were 88% of the Company's revenue. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The Company's strategy depends in part on developing and introducing products which lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, throughput, reliability, footprint and wafer yields. The Company believes that its future success will depend in part upon its ability to develop and enhance its existing products and develop new products to meet such anticipated technological changes. The Company's future results are highly dependent on market acceptance of the Company's AvantGAARD 676, which is designed to be a high-throughput metal and oxide CMP tool, but is now qualified only for metal processing. While the Company has developed an oxide process for the AvantGAARD 676, this process is being qualified and has not yet been commercially adopted by any customer. The Company has also been developing its Avanti 672 to integrate CMP processing and water cleaning, and its Plasma Jet wafer etching tool. The Company is attempting to market product bays and, with other companies, to develop "performance optimized production systems" ("POPS"). Semiconductor equipment companies often experience delays in completing advanced products. The Company has experienced delays in developing new CMP tools and processes, cleaning and reprocessing products and the Plasma Jet tool and the Company cannot assure that any product in development will be completed as scheduled or that completed products will be commercially adopted. If any of the Company's products are not commercialized in a timely manner, the Company could be required to write off inventory and other assets related to the development project. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry.

         Competition. The semiconductor equipment industry is an intensely competitive market. The Company believes that domestic and international competition in CMP polisher systems, clustered CMP polisher and cleaning systems, and chemical reprocessing systems is likely to increase substantially. The Company is aware of a number of companies currently marketing CMP systems that directly compete with the Company's systems. Competition is increasing significantly in the market for high throughput planarization systems. In addition, in December 1995, Applied Materials, Inc. announced a CMP system for oxide that has not yet been commercially accepted, but which would compete directly with the Company's CMP product offerings. The Company is aware that other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which, if successful, would reduce the need for the Company's products. The Company is aware of several companies that market chemical reprocessing systems similar to those sold by the Company. The trend towards consolidation in the semiconductor equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a world-wide basis and to invest in both product and process research and development. Certain current and potential competitors have substantially greater financial resources, name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price based competition, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

         International Sales. International sales accounted for approximately 24% and 34% of the Company's revenue in fiscal 1995 and 1996, respectively. International sales were approximately 47% of revenue in the first quarter of fiscal 1997. International sales carry lower gross margins than domestic sales. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods. International sales are subject to certain inherent risks including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. While the Company's sales are currently denominated only in U.S. dollars, future international activity may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Asian Market. The Company believes that its future success will depend in part upon continued acceptance of its products by Asian semiconductor manufacturers. This market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. Asian manufacturers may develop alternative techniques, or may enhance existing techniques such as spin-on glass and deposited glass, to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron. The Company believes that increased penetration of the Asian markets is critical to its financial results and intends to continue to invest significant resources in such markets in order to meet this objective. The Company currently sells its products in Asian countries through distributors. If the Company determines to develop a direct presence in these markets, particularly Japan, such decision would require the allocation of substantial management and financial resources, may adversely affect the Company's relationship with its current distributors, and would increase a number of risks related to international sales as described above. There can be no assurance that the Company will achieve acceptance of its products in this market.

         Cyclicality of Semiconductor Industry. The Company's business depends upon capital expenditures by manufacturers of semiconductor devices, primarily for the opening of new or expansion of existing fabrication facilities which, in turn, depends upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and has experienced significant overall growth in recent years, which has resulted in growth in the semiconductor capital equipment industry. However, the semiconductor industry is currently experiencing a downturn, which could have a severe adverse effect on the industry's demand for semiconductor processing equipment. In certain instances, industry downturns have lasted for extended periods of time. There can be no assurance that past growth in the semiconductor and semiconductor capital equipment industries, or the resulting growth in the Company's business, can be sustained in the future or that the recent downturn in the market will not continue. The Company's planned operations assume that a significant portion of new orders will result from demand from semiconductor manufacturers building or expanding fabrication facilities for advanced multi-level semiconductor devices with design requirements of 0.5 micron and below, and there can be no assurance that such demand will exist. The Company's business, financial condition and results of operations would be materially adversely affected if semiconductor manufacturers do not increase their capacity to produce these advanced semiconductor devices, or if there is a slowing of growth or a decline in production by the semiconductor industry.

         Recent Acquisitions. The Company's growth in annual revenues from fiscal 1994 through fiscal 1996 has resulted not only from expansion of its core CMP business, but also from acquisitions in fiscal

1994, 1995 and 1996. The companies acquired had not operated profitably before their acquisition by IPEC. IPEC Clean's financial performance has declined in recent periods and IPEC Precision has not yet achieved significant revenue from shipments of production equipment. The Company's expansion through acquisitions has resulted in significantly higher operating expenses, particularly because the Company's strategy has been to initially operate each acquired business independently, resulting in separate marketing, customer support and administrative functions. The Company is currently in the process of consolidating these functions. There can be no assurance that the Company will be able to improve the revenue or operating results of these acquired businesses.

         Future Acquisitions and Dispositions. The Company's strategy is to obtain additional wafer fabrication technologies and may involve, in part, acquisitions of products, technologies or businesses from third parties. In addition, the Company may make additional acquisitions to obtain additional distribution capacity in specified geographic markets. An acquisition could absorb substantial cash resources, require the Company to incur or assume debt obligations, or involve the issuance of additional Common Stock which could dilute the Company's outstanding Common Stock. An acquisition which is accounted for as a purchase, like the acquisitions of Westech, Athens, GAARD or the Precision Materials Operation of HDOS, could involve significant one-time non-cash write-offs, or could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. The Company may dispose of or spin off portions of its businesses which the Company determines are not complementary to its strategy. Any acquisition, disposition or spin off would absorb significant management time and could adversely affect the Company's business, financial condition and results of operations.

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

         IPEC Clean's revenue prior to its acquisition primarily consisted of chemical reprocessing systems and related products which were sold to a small number of leading semiconductor manufacturers. IPEC Clean's future results depend largely upon broader acceptance of its chemical reprocessing systems, upon acceptance of the Company as a provider of chemical distribution systems, and upon successful integration of IPEC Clean's cleaners with the Company's CMP products. Similarly, IPEC Precision's products are based on technologies which have not been adopted by the semiconductor manufacturing industry, and there can be no assurance that customers will accept these products, or that these products can be sold profitably or in volume. The failure of the semiconductor industry to accept the Company's systems and products could have a material adverse effect on the Company's business, financial condition and results of operations.

         Future Capital Needs. The Company believes that its cash and cash equivalents will need to be supplemented by additional equity or debt financing during the second quarter of fiscal 1997 to finance the Company's operations. The Company's ability to finance its operations at the current level and to fund working capital requirements will be adversely impacted if it is unable to complete an equity or debt financing during the second quarter of fiscal 1997. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock, and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to make continued capital investments, which could materially adversely affect the Company's competitive position and results of operations.

         Although management is attempting to raise additional cash, a financing is not assured. If management determines during the second quarter of fiscal 1997 that additional capital will not be provided in a timely manner, then management will take actions to preserve available cash and maintain operations. These actions could adversely affect operating results for the second fiscal quarter and subsequent quarters. If the Company does not obtain additional financing during the second fiscal quarter, the Company may lose the ability to borrow additional funds under its line of credit, and due to a failure to meet certain financial covenants under its bank loan agreements be considered in default under those bank loan agreements, requiring negotiations with the bank to modify those covenants in an effort to avoid outstanding debt immediately coming due. There can be no assurance that such negotiations would be successful.

         Dependence on Third Party Manufacturers and on Single Source Suppliers. The Company relies on a limited number of independent manufacturers to provide certain components in assemblies made to the Company's specifications and use in the Company's products. In the event that the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties that resulted in the reduction or interruption of supply to the Company, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company purchases certain key components from qualified vendors for which alternative qualified sources are not currently available. Any prolonged inability to obtain adequate amounts of qualified components would have a material adverse effect on the Company's business, financial condition and results of operations.

         Intellectual Property. The Company's success depends in significant part on the proprietary nature of its technology. There can be no assurance that the patents issued to the Company will provide the Company with meaningful advantages, or that any patent issued to the Company will not be challenged. The two initial patents relating to the Company's single wafer planarization system products are scheduled to expire in 1997. In 1993, the technology covered by these patents currently forming the basis of the CMP process and used in the Company's primary products was licensed on a royalty-free basis to a competitor pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $150,000 remained outstanding at September 30, 1996. The Company currently has no patents with respect to its acid reprocessing technology outside the United States. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology prior to the issuance of a patent, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate or that its competitors will not be able to develop similar or functionally equivalent technology. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries.

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

         Dependence on Key Personnel. The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel. The competition for such personnel is intense. The loss of certain key people or the Company's inability to attract and retain new key employees could have a material adverse effect on the Company's business, financial condition and results of operations. During July and October 1996 the Company effected reductions in its work force to reduce its expenses and may do so in the future. Repeated layoffs could adversely affect the retention of employees, and could adversely affect the Company's ability to hire new personnel if industry conditions improve and the Company's volume of production increases. Personnel terminations included technical personnel, who could be difficult to replace if IPEC successfully markets its products and requires additional engineering staff to support customers.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Warrant Purchase Agreement with Intel Corporation, dated October 2, 1996.

                  10.2 Warrant to purchase 60,000 shares of common stock of Integrated Process Equipment Corp., dated October 2, 1996.

                  10.3 Notice of Settlement of Indemnification Claims under Westech Agreement and Plan of Merger and Related Escrow Agreement, dated September 19, 1996.

         (b)      Reports on Form 8-K:

                  None.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 1996                  INTEGRATED PROCESS EQUIPMENT CORP.
                                         AND SUBSIDIARIES


                                         By: /s/ John S. Hodgson
                                            -----------------------------------
                                             John S. Hodgson
                                                Vice President
                                                   and Chief Financial Officer