Form 10-K/A
period 1996-06-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1997-01-17
CIK 882389

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                 FORM 10-K/A-1

                                 ------------

(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996
                                      OR
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to

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

                             Yes  X     No
                                 ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on June 28, 1996 was approximately $291.5 million, based upon the closing price of such stock on June 28, 1996.

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

--------------------------------------------------------------------------------

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

INDUSTRY BACKGROUND

    The growth of the CMP market is driven by end-users demand for continually more complex, higher performance integrated circuits ("ICs") at reduced cost per function. CMP enables semiconductor manufacturers to develop advanced semiconductor designs with more layers of metal and finer geometries. At the same time, CMP reduces the cost to manufacture these more advanced ICs by increasing yields. CMP helps facilitate the migration from four and six inch diameter semiconductor wafers to eight inch wafers, which significantly improves yields. CMP enables the development of smaller ICs on larger wafer sizes which increases the value of each wafer to a semiconductor manufacturer.

    The average of estimates by Dataquest and VLSI Research indicate that the CMP polisher market will be approximately $266 million in 1996. These estimates exclude related segments such as cleaners, slurry delivery and reprocessing systems, DI water reprocessing systems and metrology. According to Dataquest and VLSI Research, the CMP polisher market is projected to generate approximately $1 billion of revenue in 2001.

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

    CMP Polishing Systems

    IPEC's CMP techniques derive from the Company's expertise in manufacturing wafer polishing equipment. CMP was originally used to polish optical lenses and was later adapted by semiconductor manufacturers to polish raw silicon wafers prior to wafer processing. In 1985, IPEC Planar Phoenix, together with a major semiconductor manufacturer, pioneered the use of CMP for a planarization step during wafer processing. The Company's core CMP technologies include precise mechanical controls for wafer and pad positioning, movement and pressure; wet chemistry and fluid dynamics related to slurry composition, particle size, temperature and flow; pad reconditioning; electrical design in a wet chemistry environment; and control software with a graphical user interface.

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

    The Avanti 672 Automatic Wafer Planarization System, to be introduced in the second half of calendar 1996 is designed to integrate wafer CMP and cleaning, significantly increase wafer throughput, and occupy significantly less clean room space than standalone CMP equipment and post-CMP cleaners. The Avanti 672 planarizes wafers up to 12 inches in diameter. See Risk Factors--Product Concentration; Dependence on New Products and Technologies.

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

MARKETING, SALES AND SUPPORT

    IPEC Planar Phoenix, IPEC Planar Portland, IPEC Clean and IPEC Precision market products in the United States through independent sales forces. At July 31, 1996, IPEC Planar Phoenix employed 23, IPEC Planar Portland employed one, IPEC Clean employed 19 and IPEC Precision employed eight direct sales and support personnel. Each subsidiarys direct sales force develops orders, coordinates distribution, demonstrates equipment and provides applications support. The Company is in the process of consolidating the marketing, sales and support functions of IPEC Planar Portland, IPEC Planar Phoenix and IPEC Clean.

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

    In the future the Company may receive notice of claims of infringement of other parties proprietary rights, and there can be no assurance that a claim for infringement, invalidity or indemnification will not be asserted against the Company or that any such assertions will not have a material adverse effect on the Company's business, financial condition and results of operations. If any Company equipment is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the equipment in the applicable country. Irrespective of the validity or success of such claims, the Company could incur significant costs with respect to the defense thereof, which could have a material adverse effect on the Company's business, financial condition and results of operations. If infringement claims are asserted against the Company, the Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by others.

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

                                                    HIGH            LOW
FISCAL YEAR 1996
  4th Quarter..................................... $35            $17 3/4
  3rd Quarter.....................................  27 3/4         16 3/4
  2nd Quarter.....................................  40 1/4         23
  1st Quarter.....................................  56 1/2         31 1/2

FISCAL YEAR 1995
  4th Quarter..................................... $38 1/4        $20
  3rd Quarter.....................................  22 1/2         13 5/8
  2nd Quarter.....................................  18 7/8         13 1/4
  1st Quarter.....................................  15              8 1/8

FISCAL YEAR 1994
  4th Quarter..................................... $11 1/2        $ 7
  3rd Quarter.....................................  10 3/4          8 1/2
  2nd Quarter.....................................  13 1/2          8 3/4
  1st Quarter.....................................  12 1/4          7 1/2

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

                                                                      YEAR ENDED JUNE 30,
                                                  ------------------------------------------------------------
                                                  1996/(1)/     1995/(2)/     1994/(3)/     1993        1992
                                                  ---------     ---------     ---------    -------     -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenue........................................  $184,500      $ 88,385      $31,158     $ 1,438     $   259
  Cost of goods sold.............................   109,719        50,776       22,738         943          --
                                                   --------      --------      -------     -------     -------
  Gross margin...................................  $ 74,781      $ 37,609      $ 8,420     $   495     $   259

  Operating expenses:
  Research and development.......................    19,871         7,330        2,453       1,446         527
  Purchased research and development.............    36,961         8,485        1,107          --          --
  Selling, general and administrative............    35,436        20,458        9,403       1,381         726
                                                   --------      --------      -------     -------     -------
  Total operating expenses.......................    92,268        36,273       12,963       2,827       1,253
                                                   --------      --------      -------     -------     -------
  Operating income (loss)........................   (17,487)        1,336       (4,543)     (2,332)       (994)
  Interest income and other income, net..........     2,200           398           10          57          10
  Interest expense...............................    (2,149)       (1,059)      (5,197)       (324)        (17)
                                                   --------      --------      -------     -------     -------
  Income (loss) before income taxes..............   (17,436)          675       (9,730)     (2,599)     (1,001)
  Income tax (expense) benefit...................     6,779           (76)         830          --          --
                                                   --------      --------      -------     -------     -------
  Net income (loss)..............................   (10,657)          599       (8,900)     (2,599)     (1,001)
  Cumulative dividend on Preferred Stock.........      (579)         (377)        (118)        (38)        (38)
                                                   --------      --------      -------     -------     -------
  Net income (loss) attributable to Common
    Stockholders.................................  $(11,236)     $    222      $(9,018)    $(2,637)    $(1,039)
                                                   --------      --------      -------     -------     -------
  Net income (loss) per share of Common Stock....    $(0.78)        $0.02       $(3.26)     $(2.12)     $(1.96)
                                                   --------      --------      -------     -------     -------
  Shares used in per share calculation...........    14,434/(4)/    9,865        2,763       1,243         530

                                                                              JUNE 30,
                                                  ------------------------------------------------------------
                                                   1996/(3)/    1995/(2)/     1994/(3)/      1993        1992
                                                  ----------    ---------     ---------    -------     -------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents......................  $ 11,681      $ 66,007      $   979     $ 1,108     $   587
  Working capital................................    53,700        98,144       15,707       1,406        (816)
  Total assets...................................   191,684       157,977       41,466       1,981       1,678
  Current portion of long-term debt..............     2,124         4,772          979          --          --
  Long-term debt, less current portion...........    22,841         1,748        9,249          --          --
  Total stockholders' equity.....................   128,337       130,120       19,575       1,616        (608)

(1) Includes results of operations of GAARD and HDOS after their acquisition by the Company in October 1995 and December 1995, respectively.
(2) Includes results of operations of Athens after its acquisition by the Company in November 1994.
(3) Includes results of operations of Westech after its acquisition by the Company in September 1993.
(4) Excludes 819,687 shares of Common Stock issuable upon the conversion of outstanding Series B Preferred Stock, 613,740 shares of Common Stock issuable upon the exercise of warrants and 3,087,699 shares of Common Stock issuable upon the exercise of options.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items of the Company's consolidated statements of operations expressed as a percentage of total revenue:

                                                YEAR ENDED JUNE 30,
                                                1996    1995    1994
     Revenue..................................  100%    100%    100%
     Cost of goods sold.......................   59      57      73
     Gross margin.............................   41      43      27
     Operating expenses:
       Research and development...............   11       8       8
       Purchased research and development.....   20      10       4
       Selling, general and administrative....   19      23      30
       Total operating expenses...............   50      41      42
     Operating income (loss)..................   (9)      2     (15)
     Interest income and other income, net....    1      .5       0
     Interest expense.........................   (1)     (1)    (17)
     Income (loss) before income taxes........   (9)     .8     (31)
     Income tax (expense) benefit.............    4     (.1)      3
     Net income (loss)........................   (6)     .7     (29)

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Revenue for the year ended June 30, 1996 was $184.5 million compared to $88.4 million for the year ended June 30, 1995. This increase is attributable to sales of $40.1 million of CMP equipment and the addition, from November 1, 1995, of revenue derived from sales by IPEC Planar Portland of $28.4 million. In addition, the Company recorded increased levels of revenue from IPEC Clean during its first full year of IPEC ownership of $23.9 million. Revenue from foreign sales represented approximately 34% and 24% of total revenue in fiscal 1996 and 1995, respectively. Due to the industry wide slowdown, the Company believes that its revenue for the first quarter of fiscal 1997 will be approximately 25% below the fourth quarter fiscal 1996 revenue of $48 million.

     Cost of goods sold as a percentage of revenue amounted to 59% and 57% in fiscal 1996 and 1995, respectively. The cost of goods sold was higher as a percentage of revenue in fiscal 1996 due in part to the increased level of international sales, where the Company typically sells indirectly through distributors. This was partially offset by improvements in manufacturing processes. Also, during fiscal 1996, volume purchase agreement sales from IPEC Planar Portland and IPEC Precision's initial sales to customers lowered margins by approximately 1%. Since IPEC Precision is commencing operations and its customer base is new, it is expected that its gross margin percentage will continue to be lower than margins attained for the Company's CMP tools. In addition, IPEC Clean's increased installation and warranty costs and under utilized capacity resulted in lower than anticipated gross margins. Although the Company has margin improvement plans in place, margins are affected by a number of factors, such as product mix, material cost and the level of international sales. During the Company's planned transition to direct field service, distributor discounts are expected to negatively impact gross margins. Due to these factors, there is no assurance that margins will improve in the near future.

     Research and development expense increased from $7.3 million in fiscal 1995 to $19.9 million in fiscal 1996. Research and development expense as a percentage of total revenue increased from 8% in fiscal 1995 to 11% in fiscal 1996. Approximately $9.3 million of the increased research and development costs resulted primarily from costs incurred to develop the Company's Avanti 672 and Avant GAARD 676 CMP tools. Additional costs amounting to $1.6 million were also incurred at IPEC Precision, which resulted from the development of plasma assisted chemical etching and metrology technologies. The Company incurred one-time purchased research and development charges amounting to $37 million in fiscal 1996 related to acquisitions of IPEC Planar Portland and IPEC Precision and $8.5 million in fiscal 1995 related to the acquisition of IPEC Clean. Quarterly research and development expense in fiscal 1997 is expected to remain consistent with fourth quarter 1996 levels of approximately $6.0 million on an absolute dollar basis, inclusive of estimated cost to complete purchased research and development projects.

     Selling, general and administrative expenses increased to $35.4 million, or 19% of revenue, in fiscal 1996 from $20.5 million, or 23% of revenue, in fiscal 1995. The absolute dollar increase is primarily due to the growth of the Company which has resulted in the addition of personnel, additional sales commissions and additional depreciation and amortization resulting from recent acquisitions and the Company's new Planar Phoenix facility. The percentage decrease is primarily due to greater levels of revenue. Quarterly selling, general and administrative expense in fiscal 1997 is expected to remain consistent with fourth quarter 1996 levels of approximately $9.3 million on an absolute dollar basis.

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

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     Revenue for the year ended June 30, 1995 was $88.4 million compared to $31.2 million for the year ended June 30, 1994. Increased sales of CMP systems contributed $38.0 million to this increase. Fiscal 1995 revenues included $13.2 million revenues generated by Athens since its acquisition by the Company in the second quarter of fiscal 1995. Fiscal 1995 revenues also included $6 million in Westech revenues. Westech was acquired by the Company in the first quarter of fiscal 1994. Revenue from foreign sales represented 24% of total fiscal 1995 sales.

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

     Research and development increased 192% in fiscal 1995, from $2.5 million in fiscal 1994 to $7.3 million in fiscal 1995, primarily due to the development of new products and processes, both by Westech and Athens, amounting to $2.9 million and $1.9 million, respectively. Research and development represented 8% of sales in fiscal 1995. In addition, the Company purchased $8.5 million of research and development in the Athens acquisition, which represents 10% of sales in fiscal 1995.

     Selling, general and administrative expenses increased to $20.5 million in fiscal 1995, compared to $9.4 million in fiscal 1994. This increase is predominantly due to the growth of the Company resulting in the addition of senior level personnel, the legal, accounting and consulting expenses of financing activities, and sales commissions.

     Operating income in fiscal 1995 totaled $1.3 million compared to a loss of $4.5 million in fiscal 1994. During fiscal 1994, the Company experienced substantially higher labor, material and engineering and manufacturing support costs as part of its start-up and initial production of the Avanti 472 product line. While these costs were also high in fiscal 1995, such costs had decreased as a percentage of revenue in fiscal 1995 from 81% to 65%. However, the $8.5 million of research and development purchased in the Athens acquisition reduced the Company's operating income in fiscal 1995.

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

     The Company's principal sources of liquidity include cash and cash equivalents amounting to $11.7 million at June 30, 1996. At June 30, 1996, $9.8 million was outstanding under the revolving loan facility. It is estimated that an additional $12.3 million was available under the revolving loan facility for borrowings at June 30, 1996 based on eligible accounts receivable which can be used to collateralize such borrowings. The terms of the loan agreement include various covenants as defined by the loan agreement, which require the Company to maintain certain financial ratios, limit the amount of dividends that can be paid to common stockholders and limit acquisitions of treasury stock. The Company was in compliance with these covenants as of June 30, 1996. In addition, the Company is attempting to raise additional cash amounting to approximately $8 million by entering into a sale/leaseback transaction for its Phoenix facility. It is not certain at this time whether this transaction will occur.

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

     The Company derives most of its revenue from the sale of products in a price range from $100,000 to $1,300,000 per unit, and a clustered system of its products can be priced as high as $2,500,000. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. The Company has previously experienced order and delivery delays and cancellations which caused the Company to miss its quarterly revenue and profit projections and there can be no assurance that the Company can avoid such order and delivery delays in the future. IPEC Clean does not have significant backlog, and bookings in any quarter may vary. Significant shipments by IPEC Precision are not expected before the third quarter of fiscal 1997. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development and engineering make it difficult to reduce expenses in a particular quarter if the Company's sales goals for the quarter are not met. Any inability to adjust spending quickly enough to compensate for any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for future periods. There can be no assurance that the Company will be profitable in any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "MD&A-- Results of Operations."

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

       NAME                     AGE                    POSITION
Sanjeev R. Chitre............    41   Chairman of Board of Directors and Chief
                                      Executive Officer
John S. Hodgson..............    45   Vice President, Chief Financial Officer,
                                      Treasurer and Secretary
Thomas C. McKee..............    48   President and Chief Operating Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

     In connection with the acquisition of Westech, in August 1993 the Company entered into a ten year Consulting Agreement with Harold C. Baldauf, a director of the Company, and his two sons. Under the terms of the agreement, they are to provide consulting services in the day-to-day operations of the Company's business for up to 130 days in the aggregate during each calendar year. They are to be paid $150,000 per year to be divided among them in accordance with their determination of the proportions of the consulting services provided by each of them during the relevant period. During the term of the agreement, Mr. Baldauf and his two sons are prohibited from acting in any capacity in connection with any entities which operate a business in competition with the business of the Company or its affiliates. The terms of the agreement were determined through an arms-length negotiations conducted between the Company and the consultants none of whom were affiliates of the Company at the time of the negotiations. However, because the agreement was negotiated in the context of the Westech acquisition, the terms of the consulting arrangements may be more favorable to Mr. Baldauf and his sons than an agreement the Company would negotiate with a non-affiliate.

     Additional information required by this item will be contained in the Company's Notice of 1996 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1996 and is incorporated herein by reference.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   Index to Consolidated Financial Statements
          ------------------------------------------

                                                                      Page(s) in
                                                                      Form 10-K
                                                                      ----------
Independent Auditors' Report, KPMG Peat Marwick LLP                       F-2
Independent Auditors' Report, Richard A. Eisner & Company, LLP            F-3
Consolidated Balance Sheets as of June 30, 1996 and 1995                  F-4
Consolidated Statements of Operations for the years ended June 30,        F-5
  1996, 1995 and 1994
Consolidated Statements of Changes in Stockholders' Equity for the        F-6
  years ended June 30, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended June 30,        F-8
  1996, 1995 and 1994
Notes to Consolidated Financial Statements                               F-10

     2.   Exhibits
          --------

     The following exhibits are filed as part of, or incorporated by reference into, this amendment:

Exhibit                                Description
-------   ----------------------------------------------------------------------
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

 3.1      Certificate of Incorporation, as amended. Incorporated by reference to
          Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (File No. 0-20470) (the "1993 Form 10-
          KSB").

 3.2      Amendment of Certificate of Incorporation, effective December 16,
          1993. Incorporated by reference to Exhibit 3.2 to Amendment No. 1, filed on December 30, 1993 ("SB-2 Amendment No. 1") to the
          Registrant's Registration Statement on Form SB-2 (Registration No. 33-
          70962) (the "SB-2 Registration Statement").

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

 4.5      Form of Warrant Agreement, dated as of January 26, 1994, between the
          Company, the Warrant Agent and Blair, including the form of Warrants.
          Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the SB-
          2 Registration Statement, filed on January 18, 1994 ("SB-2 Amendment
          No. 2").

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

 10.19* Lease Agreement, dated March 8, 1996, relating to Precision's facility in Bethel, Connecticut.

 10.20*   Loan Agreement dated April 24, 1996, between the Company and First
          Interstate Bank of Arizona, N.A. ("Credit Facility Agreement"), with related Side Letter Concerning Liens dated April 24, 1996, Letter
          Agreement dated May 31, 1996, Revolving Credit Note dated April 24,
          1996, Term Note dated April 24, 1996 and Security Agreement dated
          April 24, 1996.

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

 11.1*    Statement regarding computation of per share earnings.

 22.1*    Subsidiaries of Company.

 23.1**   Consent of KPMG Peat Marwick LLP.

 23.2**   Consent of Richard A. Eisner & Company, LLP.

 24.1*    Powers of Attorney.

 * Incorporated by reference to the corresponding Exhibits to the Company's Annual Report on Form 10-K filed on September 13, 1996.
 **  Filed herewith

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                      INTEGRATED PROCESS EQUIPMENT CORP.
                      AND SUBSIDIARIES

                      Consolidated Financial Statements

                      June 30, 1996, 1995 and 1994

                      (With Independent Auditors' Reports Thereon)

                       INTEGRATED PROCESS EQUIPMENT CORP.

                                AND SUBSIDIARIES

                                     Index


                                                                                                                Page
                                                                                                                ----
Independent Auditors' Report, KPMG Peat Marwick LLP                                                              F-2
Independent Auditors' Report, Richard A. Eisner & Company, LLP                                                   F-3
Consolidated Balance Sheets as of June 30, 1996 and 1995                                                         F-4
Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994                           F-5
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30,
    1996, 1995 and 1994                                                                                          F-6
Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994                           F-8
Notes to Consolidated Financial Statements                                                                      F-10

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



Richard A. Eisner & Company, LLP

New York, New York
August 18, 1995

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)
                             June 30, 1996 and 1995

                                                                                     1996           1995
                                                                                  ----------     ----------
                 ASSETS
Current assets:
 Cash and cash equivalents                                                        $   11,681     $   66,007
 Accounts receivable (note 16)                                                        44,079         30,622
 Inventories (notes 3 and 16)                                                         31,681         22,882
 Prepaid expenses                                                                      1,590          1,419
 Deferred income taxes (note 12)                                                       5,175          2,204
                                                                                  ----------     ----------
     Total current assets                                                             94,206        123,134
                                                                                  ----------     ----------

Property, plant and equipment, net (note 4)                                           52,655         11,701
Intangible assets, net (note 5)                                                       28,046         21,504
Deferred income taxes (note 12)                                                       13,175             --
Other assets                                                                           3,602          1,638
                                                                                  ----------     ----------

                                                                                  $  191,684     $  157,977
                                                                                  ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable (note 7)                                                           $    2,056     $      --
 Current portion of long-term debt (note 8)                                            2,124          4,772
 Accounts payable                                                                     15,176          9,627
 Accrued liabilities (note 6)                                                         21,150         10,591
                                                                                  ----------     ----------
     Total current liabilities                                                        40,506         24,990

Long-term debt, less current portion (note 8)                                         22,841          1,748
Deferred income taxes (note 12)                                                           --          1,119
     Total liabilities                                                                63,347         27,857
                                                                                  ----------     ----------

Stockholders' equity (note 9):
 Preferred stock, $.01 par value per share.  Nonvoting authorized,
  2,000,000 shares:
  Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 20,941 shares.  Liquidation preference of
   $1,950.                                                                                --             --
  Series B-2 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 20,941 shares.  Liquidation preference of
   $1,950.                                                                                --             --
  Series B-3 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 21,210 shares in 1996.  Liquidation preference of
   $1,975.                                                                                --             --
 Common stock, $.01 par value per share.  Authorized 50,000,000 shares in 1996, 30,000,000 shares in 1995; one vote per share; issued and
  outstanding 14,238,406 shares in 1996 and 13,501,756 shares in 1995.                   142            135
 Class A common stock, $.01 par value per share.  Authorized 3,500,000 shares, four votes per share; issued and outstanding 521,650 shares in
  1996 and 521,704 shares in 1995.                                                         5              5
 Additional paid-in capital                                                          151,730        142,422
 Accumulated deficit                                                                 (23,546)       (12,450)
 Foreign currency translation adjustment                                                   6              8
                                                                                  ----------     ----------
     Total stockholders' equity                                                      128,337        130,120

Commitments and contingencies (note 13)
                                                                                  ----------     ----------

                                                                                  $  191,684     $  157,977
                                                                                  ==========     ==========

See accompanying notes to consolidated financial statements.

                      INTEGRATED PROCESS EQUIPMENT CORP.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)

                   Years ended June 30, 1996, 1995 and 1994

                                               1996          1995          1994
                                            ----------     ---------     ---------

Revenue                                    $   184,500    $   88,385    $   31,158

Cost of goods sold                             109,719        50,776        22,738
                                            ----------     ---------     ---------
    Gross margin                                74,781        37,609         8,420

Operating expenses:
 Research and development                       19,871         7,330         2,453
 Purchased research and development             36,961         8,485         1,107
 Selling, general and administrative            35,436        20,458         9,403
                                            ----------     ---------     ---------
    Total operating expenses                    92,268        36,273        12,963
                                            ----------     ---------     ---------

    Operating income (loss)                    (17,487)        1,336        (4,543)

Other income (expense):
 Interest income                                 1,754           383            22
 Interest expense (note 8)                      (2,149)       (1,059)       (5,197)
 Other, net                                        446            15           (12)
                                            ----------     ---------     ---------
    Total other income (expense)                    51          (661)       (5,187)
                                            ----------     ---------     ---------

    Income (loss) before income taxes          (17,436)          675        (9,730)

Income tax expense (benefit) (note 12)          (6,779)           76          (830)
                                            ----------     ---------     ---------

    Net income (loss)                          (10,657)          599        (8,900)

Cumulative dividend on preferred stock            (579)         (377)         (118)
                                            ----------     ---------     ---------

    Net income (loss) attributable to
     common stockholders                   $   (11,236)   $      222    $   (9,018)
                                            ==========     =========     =========

Net income (loss) per share                $      (.78)   $      .02    $    (3.26)
                                            ==========     =========     =========

Shares used in per share calculation            14,434         9,865         2,763
                                            ==========     =========     =========

See accompanying notes to consolidated financial statements.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                      (in thousands, except share amounts)

                    Years ended June 30, 1996, 1995 and 1994


                                     SERIES A             SERIES B                                   CLASS A
                                  PREFERRED STOCK     PREFERRED STOCK       COMMON STOCK           COMMON STOCK

                                -------------------   ----------------   -------------------   --------------------
                                 SHARES     AMOUNT    SHARES    AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                ---------   -------   -------   ------   ----------   ------   ----------   -------
Balance at June 30, 1993         305,398     $  425         -   $    -    1,006,250     $ 10    1,100,310       $11

Conversion of Series A
 preferred stock to common
 stock                          (305,398)      (425)        -        -      152,698        2            -         -
Acquisition of Westech
 Systems, Inc.                         -          -    21,478        -      429,530        4            -         -
Director stock sale                    -          -         -        -       72,928        -      (72,928)        -
Exercise of stock options              -          -         -        -       10,000        -            -         -
Proceeds from public
 offering, net of offering
 costs of $1,538                       -          -         -        -    2,561,000       26            -         -
Issuance of Class A warrants           -          -         -        -            -        -            -         -
Issuance of Class D warrants           -          -         -        -            -        -            -         -
Net loss                               -          -         -        -            -        -            -         -
Preferred stock dividends
 paid                                  -          -         -        -            -        -            -         -
Foreign currency translation
 adjustment                            -          -         -        -            -        -            -         -
                               ---------    -------    -------  ------   ----------   ------   ----------   -------

Balance at June 30, 1994               -          -     21,478       -    4,232,406       42    1,027,382        11

Issuance of Series B-2
 preferred stock                       -          -     21,478       -            -        -            -         -
Conversion of  Series B
 preferred stock to
 common stock                          -          -    (1,074)       -       12,860        -            -         -
Conversion of Class A stock
 to common stock                       -          -         -        -      505,678        6     (505,678)       (6)
Exercise of warrants                   -          -         -        -    7,350,410       74            -         -
Exercise of unit purchase
 options                               -          -         -        -       64,540        -            -         -
Acquisition of Athens Corp             -          -         -        -    1,095,695       11            -         -
Exercise of stock options              -          -         -        -      217,731        2            -         -
Employee stock purchase plan           -          -         -        -       22,436        -            -         -
Tax benefit attributable to
 exercise stock options                -          -         -        -            -        -            -         -
Issuance of Class E warrants           -          -         -        -            -        -            -         -
Option compensation charges            -          -         -        -            -        -            -         -
Net Income                             -          -         -        -            -        -            -         -
Preferred stock dividends
 Paid                                  -          -         -        -            -        -            -         -
                               ---------    -------   -------   ------   ----------   ------   ----------   -------
Balance at June 30, 1995               -          -    41,882        -   13,501,756      135     521,704          5


                                   ADDITIONAL                 FOREIGN
                                    PAID-IN                   CURRENCY
                                   ----------  ACCUMULATED   TRANSLATION
                                    CAPITAL      DEFICIT     ADJUSTMENT
                                   ----------  -----------   ----------

Balance at June 30, 1993            $   5,192      (4,029)    $      7

Conversion of Series A
 preferred stock to common stock          423           -            -
Acquisition of Westech
 Systems, Inc.                          5,996           -            -
Director stock sale                         -           -            -
Exercise of stock options                  77           -            -
Proceeds from public
 offering, net of offering
 costs of $1,538                       17,207           -            -
Issuance of Class A warrants            3,516           -            -
Issuance of Class D warrants               73           -            -
Net loss                                    -      (8,900)           -
Preferred stock dividends
 paid                                       -         (41)           -
Foreign currency translation
 adjustment                                 -           -            1
                                   ---------- -----------   ----------

Balance at June 30, 1994               32,484     (12,970)           8

Issuance of Series B-2
 preferred stock                        2,000           -            -
Conversion of  Series B
 preferred
 stock to common stock                      -           -            -
Conversion of Class A stock
 to common stock                            -           -            -
Exercise of warrants                   83,346           -            -
Exercise of unit purchase options         541           -            -
Acquisition of Athens Corp             20,998           -            -
Exercise of stock options               1,670           -            -
Employee stock purchase plan              212           -            -
Tax benefit attributable to
 exercise of stock options                988           -            -
Issuance of Class E warrants              144           -            -
Option compensation charges                39           -            -
Net Income                                  -         599            -
Preferred stock dividends
 Paid                                       -         (79)           -
                                   ---------- -----------   ----------
Balance at June 30, 1995              142,422     (12,450)           8

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity, Continued
                      (in thousands, except share amounts)

                    Years ended June 30, 1996, 1995 and 1994


                                               SERIES A                SERIES B
                                            PREFERRED STOCK        PREFERRED STOCK            COMMON STOCK
                                            ---------------        ----------------        -------------------
                                            SHARES   AMOUNT        SHARES    AMOUNT          SHARES     AMOUNT
                                            ------   ------        -------   ------        ----------   ------

Balance at June 30, 1995                        --   $   --        41,882    $   --        13,501,756     $135

Issuance of Series B-3 preferred stock          --       --        21,478        --                --       --
Conversion of Series B preferred stock          --       --          (268)       --             4,020       --
 to common stock
Reclassification of shares                      --       --            --        --                54       --
Exercise of warrants                            --       --            --        --           156,250        2
Acquisition of remaining 6% interest of         --       --            --        --           211,670        2
 Athens Corp.
Exercise of unit purchase options               --       --            --        --            68,880        1
Conversion of convertible debenture             --       --            --        --            50,000       --
Exercise of stock options                       --       --            --        --           179,868        2
Employee stock purchase plan                    --       --            --        --            65,908       --
Tax benefit attributable to exercise of         --       --            --        --                --       --
 stock options
Issuance of warrants                            --       --            --        --                --       --
Net loss                                        --       --            --        --                --       --
Preferred stock dividends paid                  --       --            --        --                --       --
Foreign currency translation adjustment         --       --            --        --                --       --
                                            ------   ------        ------    ------        ----------     ----

Balance at June 30, 1996                        --   $   --        63,092    $   --        14,238,406     $142
                                            ======   ======        ======    ======        ==========     ====
                                                 CLASS A             ADDITIONAL                            FOREIGN
                                              COMMON STOCK            PAID-IN                             CURRENCY
                                            -----------------        --------                            TRANSLATION
                                             SHARES    AMOUNT         CAPITAL            DEFICIT          ADJUSTMENT
                                            --------   ------        ----------        ----------        -----------

Balance at June 30, 1995                    521,704     $   5         $142,422           (12,450)               8

Issuance of Series B-3 preferred stock           --        --            2,000                --               --
Conversion of Series B preferred stock           --        --               --                --               --
 to common stock
Reclassification of shares                      (54)       --               --                --               --
Exercise of warrants                             --        --            1,413                --               --
Acquisition of remaining 6% interest of          --        --              204                --               --
 Athens Corp.
Exercise of unit purchase options                --        --              926                --               --
Conversion of convertible debenture              --        --              110                --               --
Exercise of stock options                        --        --            1,950                --               --
Employee stock purchase plan                     --        --            1,044                --               --
Tax benefit attributable to exercise of          --        --            1,561                --               --
 stock options
Issuance of warrants                             --        --              100                --               --
Net loss                                         --        --               --           (10,657)              --
Preferred stock dividends paid                   --        --               --              (439)              --
Foreign currency translation adjustment          --        --               --                --               (2)
                                            -------     -----         --------         ---------         --------

Balance at June 30, 1996                    521,650     $   5          151,730         $ (23,546)        $      6
                                            =======     =====         ========         =========         ========

See accompanying notes to consolidated financial statements.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                   Years ended June 30, 1996, 1995 and 1994


                                                              1996           1995           1994
                                                           ----------     ----------     ----------
Cash flows from operating activities:
 Net income (loss)                                         $(10,657)      $    599       $ (8,900)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                               8,040          3,620          5,829
  (Gain) loss on sale of property,
   plant and equipment                                         (123)            --             12
  Purchased research and development                         36,961          8,485          1,107
  Deferred tax benefit                                      (15,855)        (1,199)          (830)
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
   Increase in accounts receivable                          (11,130)       (17,444)        (4,401)
   Increase in inventories                                   (3,748)        (2,481)        (6,078)
   Increase in prepaid expenses and
    other assets                                             (1,081)          (910)          (183)

   Increase in accounts payable                               3,191            360             43
   Increase in accrued liabilities                            7,348          1,317            682
                                                           --------       --------       --------
    Net cash provided by (used in)
     operating activities                                    12,946         (7,653)       (12,719)
                                                           --------       --------       --------

Cash flows from investing activities:
 Purchase of property, plant and equipment                  (38,304)        (5,761)          (951)
 Acquisition costs                                               --             --            134
 Proceeds from sale of property, plant
  and equipment                                                 900             --              3

 Proceeds from (issuance of) notes receivable -
  officers                                                     (941)            --             31

 Purchase of subsidiaries, net of cash acquired             (23,641)          (929)        (1,111)
                                                           --------       --------       --------
   Net cash used in investing activities                    (61,986)        (6,690)        (1,894)
                                                           --------       --------       --------

Cash flows from financing activities:
 Proceeds from long-term debt                                35,787            338             --
 Repayment of notes payable                                 (24,000)        (4,000)            --
 Proceeds from issuance of common stock
  and warrants                                                5,544         85,845         17,310

 Payment of preferred stock dividends                          (439)           (79)           (41)
 Repayment of long-term debt and capital leases             (22,176)          (963)        (1,604)
 Repayment of related party notes payable                        --         (6,970)          (515)
 Borrowing from related parties                                  --          5,200
 Deferred financing fees                                         --             --           (667)
                                                           --------       --------       --------
   Net cash provided by (used in)
    financing activities                                     (5,284)        79,371         14,483
                                                           -------- --    --------       --------

Effect of exchange rate changes on cash                          (2)            --              1
                                                           --------       --------       --------
   Net increase (decrease) in cash and
    cash equivalents                                        (54,326)        65,028           (129)

Cash and cash equivalents, beginning of                      66,007            979          1,108
                                                           --------       --------       --------

Cash and cash equivalents, end of year                     $ 11,681       $ 66,007       $    979
                                                           ========       ========       ========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                 (in thousands)

                   Years ended June 30, 1996 , 1995 and 1994

                                               1996           1995          1994
                                            ----------     ----------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid for:
  Interest                                  $    2,023     $      837     $     905
                                            ==========     ==========     =========
  Income taxes                              $    3,317     $      576     $      --
                                            ==========     ==========     =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING ACTIVITIES:


 The Company made acquisitions for
  $23,641, $929 and $1,111 of cash in
  the years ended June 30, 1996, 1995
  and 1994, respectively.  The purchase
  prices were allocated to the assets
  acquired and liabilities assumed
  based on their fair value as
  indicated in notes to the
  consolidated financial statements.  A
  summary of cash paid for the
  acquisitions follows:

  Purchase price                            $   54,395     $   21,747     $  11,198
  Less cash acquired                            (1,269)           (18)          (87)
  Common stock issued                             (206)       (20,800)       (4,000)
  Notes payable                                (26,056)            --            --
  Long-term debt                                (3,223)            --            --
  Preferred stock issued                            --             --        (6,000)
                                            ----------     ----------     ---------

                                            $   23,641     $      929     $   1,111
                                            ==========     ==========     =========

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

   After giving consideration to the issuance of preferred stock, the adjusted purchase price has been allocated to the assets acquired, including cash of $87 and liabilities assumed based on their fair values as follows:

               Purchase price:
                Cash                                       $      900
                Common stock                                    4,000
                Preferred stock                                 6,000
                Costs of acquisition                              298
                                                           ----------

                   Total                                   $   11,198
                                                           ==========

               Assets acquired and liabilities assumed:
                Current assets                             $   16,317
                Property, plant and equipment                   4,557
                Other assets                                       49
                Patents                                         5,176
                Purchased research and development              1,107
                Goodwill                                        6,910
                Current liabilities                           (20,135)
                Noncurrent liabilities                         (1,953)
                Deferred income taxes                            (830)
                                                           ----------

                   Total                                   $   11,198
                                                           ==========

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

   The purchase price has been allocated to the assets acquired, including cash of $18 and liabilities assumed based on their fair values as follows:

               Purchase price:
                Common stock                              $   21,215
                Costs of acquisition                             995
                                                           ---------

                   Total                                  $   22,210
                                                           =========

               Assets acquired and liabilities assumed:
                Current assets                            $    6,711
                Property, plant and equipment                  1,207
                Other assets                                     753
                Purchased research and development             8,485
                Developed technology                          13,592
                Assembled workforce                              881
                Goodwill                                         577
                Current liabilities                           (9,186)
                Noncurrent liabilities                          (696)
                Deferred income taxes                           (114)
                                                           ---------

                   Total                                  $   22,210
                                                           =========

   The purchased research and development has been charged to operations upon acquisition. The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Athens from the date of acquisition. The name of Athens has been subsequently changed to IPEC Clean, Inc.

   The purchased research and development includes eight different potential products and was valued using a discounted cash flow analysis with no valuation of any potential product exceeding the estimated replacement cost to the Company. Of the eight "in-process" products acquired, four were in the product definition stage and four products had been conceptually outlined but had not gone through the product definition stage. At the time of the acquisition, there were no future alternative uses for these products. The Company believes that the technology has no separate economic value and was expensed as purchased research and development cost at the time of acquisition.

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

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   The purchase price has been allocated to the assets acquired (including cash of $1,269) and liabilities assumed based on their fair values as follows:

               Purchase price:
                Cash                                       $  12,000
                Notes payable                                 15,700
                Long-term debt                                 3,223
                Costs of acquisition                             620
                                                           ---------

                     Total                                 $  31,543
                                                           =========

               Assets acquired and liabilities assumed:
                Current assets                             $   7,958
                Property, plant and equipment                    128
                Deferred income taxes                          1,010
                Purchased research and development            28,793
                Current liabilities                           (6,346)
                                                           ---------

                     Total                                 $  31,543
                                                           =========

   The purchased research and development has been charged to operations upon acquisition. The name of GAARD has subsequently been changed to IPEC Planar Portland, Inc. The acquisition has been accounted for as a purchase, and accordingly, the accompanying consolidated financial statements include the results of GAARD from the date of acquisition.

   The purchased research and development includes one potential product and was valued using a discounted cash flow analysis. The valuation did not exceed the estimated replacement cost to the Company. The product, a CMP tool, was in the product definition stage at the time of the acquisition, and there were no future alternative uses for this product. The Company believes that the technology has no separate economic value and was expensed as purchased research and development cost at the time of acquisition.

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

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:

Purchase price:
 Cash                                       $  11,517
 Notes payable                                 10,356
 Costs of acquisition                             725
                                            ---------

    Total                                   $  22,598
                                            =========

Assets acquired and liabilities assumed:
 Current assets                             $     879
 Property, plant and equipment                  6,190
 Deferred income taxes                            400
 Patents                                        6,222
 Assembled workforce                            1,622
 Purchased research and development             8,168
 Current liabilities                             (883)
                                            ---------

    Total                                   $  22,598
                                            =========

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

   The purchased research and development includes four potential products and was valued using a discounted cash flow analysis. The valuation did not exceed the estimated replacement cost to the Company. Of the four "in-process products" acquired, two were in the product definition stage and two products had been conceptually outlined but had not gone through the product definition stage. The Company believes that the technology has no separate economic value and was expensed as purchased research and development cost at the time of acquisition.

       PRO FORMA

   Pro forma unaudited consolidated operations data (excluding nonrecurring charges for purchased research and development), assuming all acquisitions had taken place on July 1, 1993 is as follows:

                                             YEAR ENDED JUNE 30
                                  -------------------------------------
                                     1996          1995          1994
                                  ----------    ----------    ---------

Revenue                           $  192,649    $   111,640   $  60,781
                                  ==========    ==========    =========
Net income (loss)                 $   11,712    $     7,054   $  (6,977)
                                  ==========    ==========    =========
Net income (loss) per share       $      .73    $       .72   $   (2.53)
                                  ==========    ==========    =========

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

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   INTANGIBLE ASSETS

   Intangible assets have been allocated among various categories based on their estimated fair value upon acquisition as determined by management or by independent appraisal. The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the assets in measuring whether the asset is recoverable. Material factors which may alter the useful life of the asset or determine that the balance may not be recoverable include effects of new technologies obsolescence, demand, competition and other economic factors. Goodwill represents the excess cost over the fair value of tangible and intangible assets acquired and is amortized over 10 years using the straight-line method. Patents are amortized over 5 to 10 years using the straight-line method. Developed technology represents patented machine control software and sulfuric acid reprocessing technology on which several generations of products will be based and is being amortized over 15 years using the straight-line method. Assembled workforce represents the avoided cost to interview and train employees and is being amortized over 5 years using the straight-line method.

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

(3) INVENTORIES

    Inventories are summarized as follows:

                                                               JUNE 30
                                                      -----------------------
                                                         1996          1995
                                                      ---------     ---------
          Raw materials                               $  20,781     $  16,864
          Work in process                                10,559         6,598
          Finished goods                                  2,302           477
                                                      ---------     ---------
                                                         33,642        23,939
          Less:  inventory obsolescence reserve          (1,961)       (1,057)
                                                      ---------     ---------

                                                      $  31,681     $  22,882
                                                      =========     =========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(4)  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment is summarized as follows:

                                                                    JUNE 30
                                                            -----------------------
                                                               1996          1995
                                                            ---------     ---------

Land                                                      $    1,642    $      251
Buildings                                                     15,414         1,219
Machinery and equipment                                       35,940         9,529
Building and leasehold improvements                            2,221           772
Office furniture and fixtures                                  1,262           704
Vehicles                                                         106           125
Equipment recorded under capital leases                        2,362           843
                                                           ---------     ---------

   Total                                                      58,947        13,443

Less accumulated depreciation and amortization                (6,292)       (1,742)
                                                           ---------     ---------

                                                          $   52,655    $   11,701
                                                           =========     =========

(5)  INTANGIBLE ASSETS

  Intangible assets are summarized as follows:
                                                                    JUNE 30
                                                           -----------------------
                                                              1996          1995
                                                           ---------     ---------

Goodwill                                                  $    7,072    $    5,024
Patents                                                       11,398         5,177
Developed technology                                          13,592        13,592
Assembled workforce                                            2,503           881
                                                           ---------     ---------

   Total                                                      34,565        24,674

Less accumulated amortization                                 (6,519)       (3,170)
                                                           ---------     ---------

                                                          $   28,046    $   21,504
                                                           =========     =========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(6)  ACCRUED LIABILITIES

   Accrued liabilities are summarized as follows:

                                           JUNE 30
                                   ----------------------
                                      1996         1995
                                   ---------    ---------

   Accrued warranties             $    7,043   $    2,899
   Accrued income taxes                3,190
   Accrued payroll and benefits        1,786          960
   Accrued vacation                    1,178          673
   Accrued commissions                 1,154        1,780
   Other accrued liabilities           6,799        4,279
                                   ---------    ---------

                                  $   21,150   $   10,591
                                   =========    =========

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

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(8)  LONG-TERM DEBT

  Long-term debt is summarized as follows:

                                                                   JUNE 30
                                                         -----------------------------
                                                            1996               1995
                                                         ---------          ---------
Notes payable, bank (a)                                   $19,786            $   --
Notes payable, other, interest ranging from prime
 plus 1% to 12%; due in 1997; collateralized by
 various assets
                                                              500             2,038

Note payable, interest at prime; matures in January
 1998; collateralized by patents and guaranteed by a
 stockholder
                                                              175               275
Notes payable to stockholder, bearing interest at
 prime plus 2% (b)                                             --             3,000

Note payable, GAARD acquisition (c)                         2,620                --

Capital lease obligations, interest at rates ranging
 from 7.3% to 11.3% (d)                                     1,884               636

Other                                                          --               571
                                                          -------            ------
                                                           24,965             6,520

Less current portion                                        2,124             4,772
                                                          -------            ------

Long-term debt, net                                       $22,841            $1,748
                                                          =======            ======


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

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   The future maturities of long-term debt as of June 30, 1996 are as follows:

                          YEAR ENDING JUNE 30:
                                1997              $   2,124
                                1998                 16,650
                                1999                  5,556
                                2000                    395
                                2001                    240
                                                  ---------

                                Total             $  24,965
                                                  =========

(9)  STOCKHOLDERS EQUITY

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

   OPTIONS AND WARRANTS

   Concurrent with the Company's initial public offering in August 1992, the Company issued options to the underwriter to purchase 87,500 units at an exercise price of $44.20 per unit. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant. The options expire in 1997. At June 30, 1996, approximately 23,000 of these options were outstanding.

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

Concurrent with the Company's secondary offering in February 1994, the Company issued options to the underwriter for the purchase of 1,800 units at an exercise price of $1,650 per unit. Each unit consists of 130 shares of common stock and 78 Class B warrants which expire in 1999. At June 30, 1996, all of these options were outstanding.

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

WARRANTS

The following table summarizes  warrant activity:

                                  COMMON        CLASS A       CLASS B      CLASS C     CLASS D     CLASS E      OTHER
                                    (d)           (a)           (b)          (d)         (c)         (e)         (f)         TOTAL
                                ----------    ----------    ----------    --------    --------    --------    --------    ---------
Exercise price                  $     4.00          8.90         13.45        2.62        8.90       10.00       29.25           --
Expiration                         8/13/95       8/13/97       8/13/99     8/28/97     8/13/97    12/31/97    12/26/00           --
Issued with public offerings            --     1,006,250     2,620,850          --     100,000          --          --    3,727,100
Issued with bridge financing        25,000     1,250,000            --          --          --          --          --    1,275,000
Issued in connection with
  line of credit                        --            --            --     275,000          --      50,000          --      325,000
Issued in connection with
  exercise of A warrants                --            --     2,291,380          --          --          --          --    2,291,380
Issued in connection with
  acquisition services                  --            --            --          --          --          --      10,000       10,000
Issued with unit purchase
  options                               --        64,540        64,540          --          --          --          --      129,080
Exercised                          (25,000)   (2,291,380)   (4,971,660)   (137,500)   (100,000)    (50,000)         --   (7,575,540)
Redeemed                                --       (29,410)       (5,110)         --          --          --          --      (34,520)
                                ----------    ----------    ----------    --------    --------    --------    --------   ----------
Outstanding June 30, 1996       $       --            --            --     137,500          --          --      10,000      147,500
                                ==========    ==========    ==========    ========    ========    ========    ========   ==========

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

The following table summarizes the activity under this plan:

                                        NUMBER OF               EXERCISE
                                         OPTIONS                 PRICE             EXERCISABLE
                                        ---------            --------------       ------------
Outstanding, July 1, 1993                      --            $                             --

Granted                                   314,000              7.75 - 10.00
Exercised                                 (10,000)                 7.75
                                        ---------
Outstanding, June 30, 1994                304,000              7.75 - 10.00           164,000
                                                                                    =========
Granted                                 2,860,000              9.00 - 28.75
Exercised                                (196,000)             7.75 -  9.00
Forfeitures                              (111,000)             7.75 -  9.00
                                        ---------

Outstanding, June 30, 1995              2,857,000              7.75 - 28.75           655,000
                                                                                    =========

Granted                                   649,000            17.875 - 31.00
Exercised                                (180,000)             7.75 - 20.75
Forfeitures                              (238,000)             9.00 - 31.00
                                        ---------

Outstanding, June 30, 1996              3,088,000              7.75 - 31.00         1,103,000
                                        =========                                   =========

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

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



(11)  MAJOR CUSTOMERS

      One customer accounted for 29%, 18% and 17% of revenue for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Another customer accounted for 20% and 45% of revenue for the fiscal years ended June 30, 1995 and 1994, respectively. A third customer accounted for 14% of revenue for the fiscal year ended June 30, 1995.

      Total export sales by geographic region are as follows:

                                                                  YEAR ENDED JUNE 30
                                                       -------------------------------------
                                                          1996          1995          1994
                                                       ----------     ---------     --------
      Far East                                         $   44,410     $  13,032     $  7,195
                                                       ==========     =========     ========
      Europe                                           $   17,685     $   8,432     $  4,956
                                                       ==========     =========     ========
      Other                                            $       81     $      36     $      6
                                                       ==========     =========     ========

(12)  INCOME TAXES

      Income tax expense (benefit) is comprised of the following:

                                                                 YEAR ENDED JUNE 30
                                                       -------------------------------------
                                                          1996          1995         1994
                                                       ----------     ---------     --------
      Current:
        Federal                                        $    7,827     $   1,052     $      -
        State                                               1,249           192            -
        Foreign                                                 -            31            -
                                                       ----------     ---------     --------
                                                            9,076         1,275            -
                                                       ----------     ---------     --------

      Deferred:
        Federal                                           (13,474)         (992)        (700)
        State                                              (2,381)         (207)        (130)
                                                       ----------     ---------     --------
                                                          (15,855)       (1,199)        (830)
                                                       ----------     ---------     --------

      Income tax expense (benefit)                     $   (6,779)    $      76    $    (830)
                                                       ==========     =========     ========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



DEFERRED INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance are as follows:

                                                     JUNE 30
                                             -----------------------
                                                1996          1995
                                             ---------     ---------
Deferred tax assets:
  Warranty reserve                           $   2,934     $   1,160
  Inventory reserve                              1,698           961
  Vacation accrual                                 463           269
  Research and development credits                 158         1,090
  Net operating loss and alternative
    minimum tax credit carryforwards             6,763         7,115

  Technology asset                              14,784
  Other                                            227           225
                                             ---------     ---------
                                                27,027        10,820
  Valuation allowance                           (1,707)       (1,951)
                                             ---------     ---------
                                                25,320         8,869
                                             ---------     ---------
Deferred tax liabilities:
  Differences between the tax basis and
    fair value of intangibles and fixed
    assets acquired                              5,707         6,894


  Depreciation differences                         881           540
  Other                                            382           350
                                             ---------     ---------
                                                 6,970         7,784
                                             ---------     ---------

      Net deferred tax asset                 $  18,350     $   1,085
                                             =========     =========

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

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   RATE RECONCILIATION

   A reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

                                               YEAR ENDED JUNE 30
                                        -----------------------------
                                           1996      1995      1994
                                        --------- ---------- --------
        Federal income taxes at
          statutory rate                  (34.0)%     34.0%   (34.0)%

        State and local taxes              (4.3)      61.0        -

        Research and development
          tax credits                      (4.0)    (161.5)       -

        Nondeductible expenses,
          including acquired
          research and development
          and amortization of
          goodwill                          6.7      460.0        -

        Reversal of valuation
          allowance for deferred tax
          assets                           (1.4)    (383.3)    25.5

        Other                              (1.9)       1.1        -
                                         --------- ---------- --------
              Effective income
                tax rate                  (38.9)%     11.3%    (8.5)%
                                         ========= ========== ========

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

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



   The following is a schedule by year of the approximate future minimum lease payments under noncancelable operating leases with terms in excess of one year for the succeeding five years as of June 30, 1996:

                          YEAR ENDING JUNE 30,
                                1997             $   1,425
                                1998                 1,267
                                1999                   957
                                2000                   797
                                2001                   445
                                                  --------

                                                 $   4,891
                                                  ========

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

                       INTEGRATED PROCESS EQUIPMENT CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



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

(16) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowance for accounts receivable and inventory obsolescence for the years ended June 30, 1996, 1995 and 1994 follows:

                                                 BALANCE AT                                         BALANCE AT
                                                 BEGINNING                                            END OF
                                                  OF YEAR         ADDITIONS       DEDUCTIONS           YEAR
                                                -------------    ------------    -------------     -------------

   Allowance for doubtful accounts:

      Year ended June 30, 1996                  $           50   $          50   $                 $          100
                                                 =============    ============    =============     =============

      Year ended June 30, 1995                  $           50   $               $                 $           50
                                                 =============    ============    =============     =============

      Year ended June 30, 1994                  $                           50   $                 $           50
                                                 =============    ============    =============     =============

   Allowances for inventory obsolescence:

      Year ended June 30, 1996                  $        1,057   $       1,059   $         (155)   $        1,961
                                                 =============    ============    =============     =============

      Year ended June 30, 1995                  $          738   $         319   $                 $        1,057
                                                 =============    ============    =============     =============

      Year ended June 30, 1994                  $                        1,289   $         (551)   $          738
                                                 =============    ============    =============     =============

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized:

                              INTEGRATED PROCESS EQUIPMENT CORP.
                              a Delaware Corporation

                              By:  /s/ JOHN S. HODGSON
                                  --------------------------------
                                  John S. Hodgson
                                  Vice President, Chief Financial
                                  Officer, Treasurer and
                                  Secretary (Principal Financial
                                  and Accounting Officer)

                              Date: January 16, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                                              Date

/s/ SANJEEV R. CHITRE *            Chairman of the Board and Chief                    January 16, 1997
-----------------------------      Executive Officer (Principal Executive
Sanjeev R. Chitre                  Officer)

/s/ JOHN S. HODGSON                Vice President, Chief Financial Officer,           January 16, 1997
-----------------------------      Treasurer and Secretary (Principal
John S. Hodgson                    Financial and Accounting Officer)

/s/ WILLIAM J. FRESCHI *           Director                                           January 16, 1997
-----------------------------
William J. Freschi

/s/ HAROLD C. BALDAUF *            Director                                           January 16, 1997
-----------------------------
Harold C. Baldauf

/s/ KENNETH LEVY *                 Director                                           January 16, 1997
-----------------------------
Kenneth Levy

                                   Director                                           January __, 1997
-----------------------------
Roger D. Emerick

                                   Director                                           January __, 1997
-----------------------------
Roger D. McDaniel


* By:   /s/ JOHN S. HODGSON
     ------------------------
        John S. Hodgson
        Attorney-in-Fact

                                  EXHIBIT INDEX
                                  -------------

   Exhibit                                  Description

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

     10.19* Lease Agreement, dated March 8, 1996, relating to Precision's facility in Bethel, Connecticut.

     10.20* Loan Agreement dated April 24, 1996, between the Company and First Interstate Bank of Arizona, N.A. ("Credit Facility Agreement"), with related Side Letter Concerning Liens dated April 24, 1996, Letter Agreement dated May 31, 1996, Revolving Credit Note dated April 24, 1996, Term Note dated April 24, 1996 and Security Agreement dated April 24, 1996.

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

     11.1*     Statement regarding computation of per share earnings.

     22.1*     Subsidiaries of Company.

     23.1**    Consent of KPMG Peat Marwick LLP

     23.2**    Consent of Richard A. Eisner & Company, LLP.

     24.1*     Powers of Attorney

       * Incorporated by reference to the corresponding Exhibits to the Company's Annual Report on Form 10-K filed on September 13, 1996.

      **       Filed herewith.