Form 10-Q/A
period 1996-09-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1997-01-17
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                 FORM 10-Q/A-1
(MARK ONE)

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ________
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to____________________

Commission file number 0-20470

                   Integrated Process Equipment Corp.
        ______________________________________________________________
             (Exact name of registrant as specified in its charter)

       Delaware                                             77-0296222
       ________                                             __________
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                      identification no.)

       911 Bern Court,  San Jose, California                 95112
       _____________________________________                 _____
(Address of principal executive offices)

Registrant's telephone number, including area code  (408) 436-2170
                                                   _______________

 ___________________________________________________________________________
   Former name, former address and former fiscal year, if changed since last report.


     Indicate by  (X)  whether the registrant (1) has filed all reports required
                  ___
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X     No
                                                 _____     _____

     As of November 11, 1996, 521,650 shares of Class A Common Stock and 14,354,511 shares of Common Stock of the registrant were outstanding.

                       PART I.    FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       JUNE 30,    SEPTEMBER 30,
                          ASSETS                                                         1996          1996
                                                                                      ---------    -------------
                                                                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                                                             $ 11,681     $  7,304
 Accounts receivable                                                                     44,079       39,510
 Inventories                                                                             31,681       41,539
 Prepaid expenses                                                                         1,590        1,812
 Deferred income taxes                                                                    5,175        5,175
                                                                                       --------     --------
    Total current assets                                                                 94,206       95,340
                                                                                       --------     --------

Property, plant and equipment, net                                                       52,655       50,830
Intangible assets, net                                                                   28,046       27,085
Deferred income taxes                                                                    13,175       15,245
Other assets                                                                              3,602        3,405
                                                                                       --------     --------
                                                                                       $191,684     $191,905
                                                                                       ========     ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                                                         $  2,056     $  1,046
 Current portion of long-term debt                                                        2,124        2,244
 Accounts payable                                                                        15,176       16,226
 Accrued liabilities                                                                     21,150       21,911
                                                                                       --------     --------
    Total current liabilities                                                            40,506       41,427

Long-term debt, less current portion                                                     22,841       24,372
                                                                                       --------     --------
   Total liabilities                                                                     63,347       65,799
                                                                                       --------     --------

Stockholders' equity:
Preferred stock, $ .01 par value per share. Nonvoting, authorized
 2,000,000 shares:
 Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 20,941 shares at June 30, 1996, 15,572
  shares at September 30, 1996.  Liquidation preference of $1,450.                            -           -
 Series B-2 cumulative preferred stock.  Authorized 21,478 shares,
  issued and outstanding 20,941shares.  Liquidation preference of $1,950.                     -           -
 Series B-3 cumulative preferred stock.  Authorized 21,478 shares,
  issued and outstanding 21,210 shares.  Liquidation preference of $1,975.                    -           -
Common stock, $.01 par value per share.  Authorized 50,000,000 shares;
 one vote per share; issued and outstanding.
 14,238,406 shares at June 30, 1996 and 14,354,272 at September 30, 1996.                   142          143
Class A common stock, $.01 par value per share.  Authorized 3,500,000
 shares, four votes per share; issued and outstanding 521,650 shares.                         5            5
Additional paid-in capital                                                              151,730      153,256
Accumulated deficit                                                                     (23,546)     (27,319)
Foreign currency translation adjustment                                                       6           21
                                                                                       --------     --------
    Total stockholders' equity                                                          128,337      126,106
                                                                                       --------     --------
                                                                                       $191,684     $ 191,905
                                                                                       ========     =========

See accompanying notes to condensed consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     --------------------
                                                        1995       1996
                                                     --------     -------
Revenue                                              $ 38,012    $ 32,017

Cost of goods sold                                     22,304      21,766
                                                     --------    --------
            Gross margin                               15,708      10,251
                                                     ========    ========

Operating expenses:
    Research and development                            3,698       7,271
    Selling, general and administrative                 7,072       8,027
                                                     --------    --------
            Total operating expenses                   10,770      15,298
                                                     --------    --------

            Operating income (loss)                     4,938      (5,047)

Other income (expense):
    Interest income                                       840         115
    Interest expense                                     (178)       (582)
    Other, net                                             64          67
                                                     --------    --------
            Total other income (expense)                  726        (400)

            Income (loss) before income taxes           5,664      (5,447)

Income tax expense (benefit)                            2,152      (2,070)
                                                     --------    --------

            Net income (loss)                           3,512      (3,377)

Cumulative dividend on preferred stock                   (309)        (81)
                                                     --------    --------
            Net income (loss) attributable to
              common stockholders                    $  3,203    $ (3,458)
                                                     ========    ========

Net income (loss) per share                          $    .20    $   (.23)
                                                     ========    ========
Shares used in per share calculation                   16,280      14,785
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

                                     Series B                                 Class A                                     Foreign
                                   Preferred Stock       Common Stock        Common Stock     Additional                  Currency
                                  -------------------   ------------------    ---------------   Paid-In    Accumulated  Translation
                                   Shares      Amount   Shares      Amount    Shares   Amount   Capital       Deficit    Adjustment
                                  --------    -------   -------     ------    ------   ------ ----------   -----------  -----------
Balance -
  June 30, 1996                     63,092     $    -   14,238,406  $  142     521,650  $   5   $  151,730   $  (23,546)   $    6

Net loss                                 -          -            -       -           -      -            -       (3,377)        -

Retirement of Series B-1
   Preferred Stock                  (5,369)         -            -       -           -      -         (500)           -         -

Issuance of Warrants                     -          -            -       -           -      -          657            -         -

Exercise of Stock Options
 (including tax benefits of
 $265,000)                               -          -      115,866       1           -      -        1,369            -         -
Cumulative translation adjustment        -          -            -       -           -      -            -            -        15

Dividends Paid                           -          -            -       -           -      -            -         (396)        -
                                   -------     ------  -----------  ------    --------  -----   ----------   ----------    ------
Balance -
   September 30, 1996              $57,723     $    0  $14,354,272  $  143    $521,650  $   5   $  153,256   $  (27,319)   $   21
                                   =======     ======  ===========  ======    ========  =====   ==========   ==========    ======

See accompanying notes to condensed consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)
                                  (Unaudited)

                                                               THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              ---------------------
Cash flows from operating activities:                           1995        1996
                                                              --------     --------
   Net income (loss)                                          $  3,512     $  3,377
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                            1,160        2,830
        Deferred tax benefit                                      (118)      (1,806)
        Acquisition adjustments                                      -         (865)
        Costs of warrants issued                                     -          657
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable           (3,397)       4,486
           (Increase) decrease in inventories                      459       (9,858)
           (Increase) in prepaid expenses and other assets        (647)         (25)
           Increase (decrease) in accounts payable                (164)       1,050
           Increase in accrued liabilities                       4,128          761
                                                              --------     --------
              Net cash provided by (used in) operating
               activities                                        4,933       (6,147)
                                                              --------     --------

Cash flows from investing activities:
    Purchases of property and equipment                        (11,087)        (116)
    Proceeds from sale of property and equipment                     -          745
                                                              --------     --------
             Net cash provided by (used in) investing
              activities                                       (11,087)         629
                                                              --------     --------
Cash flows from financing activities:
    Proceeds from long-term debt                                     -        1,407
    Repayment of long-term debt                                   (361)        (409)
    Repayment of notes payable                                       -         (434)
    Repayment of capital leases                                    (73)        (147)
    Payment of preferred stock dividends                          (351)        (396)
    Net proceeds from issuance of common stock
      and warrants                                               1,945        1,105
                                                              --------     --------
              Net cash provided by financing activities          1,160        1,126
                                                              --------     --------
Effect of exchange rate changes on cash                              -           15
                                                              --------     --------
Net decrease in cash and cash equivalents                       (4,994)      (4,377)

Cash and cash equivalents, beginning of period                  66,007       11,681
                                                              --------     --------

Cash and cash equivalents, end of period                      $ 61,013     $  7,304
                                                              ========     ========

     Cash paid for interest during the period                 $    178     $    735
                                                              ========     ========
Supplemental disclosure of noncash activities:
    Release from escrow (retirement) of Class B 6%
    cumulative convertible preferred stock issued
    for the Westech acquisition                               $  2,000     $   (500)
                                                              ========     ========

See accompanying notes to condensed consolidated financial statements.

             INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

BASIS OF PREPARATION:
--------------------

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

ESTIMATES IN FINANCIAL STATEMENTS
---------------------------------

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

ORGANIZATION:
-------------

Westech Systems, Inc.:
----------------------

     On September 3, 1993, IPEC acquired Westech Systems, Inc. ("Westech"), a privately owned company engaged in manufacturing chemical mechanical planarization ("CMP") equipment for the semiconductor industry. The name of Westech has subsequently been changed to IPEC Planar Phoenix, Inc.

Acquisition of Athens Corp.:
----------------------------

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

Acquisition of GAARD Automation, Inc.:
--------------------------------------

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

Acquisition of Precision Materials:
-----------------------------------

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

Pro forma financial information:
--------------------------------

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------

Income (loss) per share of common stock:
---------------------------------------

     Net income (loss) per common share is computed by dividing net income
(loss) less dividends on convertible preferred stock by the weighted average number of common shares outstanding during the

             INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants.

Inventories:
-----------

     Inventories are summarized as follows (in thousands):

                                         June 30, 1996    September 30, 1996
                                         --------------   -------------------
                                                             (Unaudited)

   Raw materials                               $20,781               $28,359
   Work in process                              10,559                14,128
   Finished goods                                2,302                 2,265
                                               -------               -------
                                                33,642                44,752
                                               -------               -------
   Less inventory obsolescence reserve          (1,961)               (3,213)
                                               -------               -------

                                                31,681               $41,539
                                               =======               =======

RELATED PARTY TRANSACTIONS:
--------------------------

     During the three months ended September 30, 1996, the Company had purchases of services and raw materials of approximately $1.3 million from the business entities of a stockholder and director of the Company.

PREFERRED STOCK:
---------------

     During the three months ended September 30, 1996, 5,370 shares of B-1 Preferred Stock were released from escrow to the selling shareholders of Westech (including a director) upon settlement of the purchase price of Westech, now known as IPEC Planar Phoenix. In accordance with the escrow settlement, the remaining 5,369 shares of the B-1 preferred stock held in escrow were retired.

LOAN AGREEMENT:
--------------

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

CONTINGENCIES AND COMMITMENTS:
-----------------------------

Concentration of credit risk:
----------------------------

     The Company extends credit to domestic and international customers in the semiconductor industry. Cash is held in banks and at times, such amounts may be in excess of the FDIC limit.

NEW ACCOUNTING STANDARDS:
-------------------------

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


RESULTS OF OPERATIONS
---------------------

     The following table represents the results of operations for the Company on a percentage basis for the three month periods ending September 30, 1995 and 1996.

                                                          THREE MONTHS
                                                              ENDED
                                                          SEPTEMBER 30,
                                                     ---------------------------
                                                        1995              1996
                                                     ----------         ----------
Revenue                                                 100.0 %           100.0 %
Cost of goods sold                                       58.7 %            68.0 %
                                                      ---------         ----------
       Gross margin                                      41.3 %            32.0 %
                                                      ---------         ----------

Operating expenses:
       Research and development                           9.7 %            22.7 %
       Selling, general and administrative               18.6 %            25.1 %
                                                      ---------         ----------
          Total operating expense                        28.3 %            47.8 %
                                                      ---------         ----------

Operating income (loss)                                  13.0 %           (15.8)%

Interest income                                           2.2 %             0.4 %
Interest expense                                         (0.5)%            (1.8)%
Other, net                                                0.2 %             0.2 %
                                                      ---------         ----------
Income (loss) before income taxes                        14.9 %           (17.0)%
Income tax expense (benefit)                              5.7 %            (6.5)%
                                                      ---------         ----------
Net income (loss)                                         9.2 %           (10.5)%
Cumulative dividend on preferred stock                   (0.8)%            (0.3)%
                                                      ---------         ----------
Net income (loss) attributable to common
 stockholders                                             8.4 %           (10.8)%
                                                      =========         ==========

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

     As part of its focus on its core CMP business, which accounted for approximately 88% of revenue in the first quarter of fiscal 1997, the Company in October 1996 initiated a work force reduction, primarily at its non-CMP related subsidiaries and in product development. The first quarter results reflect a reserve for these reductions which will be completed by the end of the Company's second fiscal quarter ending December 31, 1996. As a result of these work force reductions, it is estimated that salary expense will be reduced by approximately $400,000 per quarter in comparison to salary expense in the first quarter of 1997.

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

     Although management is attempting to raise additional cash, a financing is not assured. If management determines during the second quarter of fiscal 1997 that additional capital will not be provided in a timely manner, then management will take actions to preserve available cash and operations. These actions could adversely affect operating results for the second fiscal quarter and subsequent quarters. If the Company does not obtain additional financing during the second fiscal quarter, the Company may lose the ability to borrow additional funds under its line of credit, and due to a failure to meet certain financial covenants under its bank loan agreements be considered in default under those bank loan agreements, requiring negotiations with the bank to modify those covenants in an effort to avoid outstanding debt immediately coming due. There can be no assurance that negotiations with vendors, customers or the bank would be successful.

FACTORS AFFECTING OPERATING RESULTS

     History of Losses.  Prior to the Company's acquisition of Westech in fiscal
     -----------------
1994, the Company did not have significant revenue. The Company had a net loss in fiscal 1994 and fiscal 1996 of $8.9 million and $10.7 million, respectively. The Company had a $3.4 million net loss in the first quarter of fiscal 1997. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will be profitable in fiscal 1997 or on a quarterly basis.

     Fluctuations in Operating Results.  The Company's operating results are
     ---------------------------------
subject to quarterly fluctuations due to a variety of factors, including industry-wide changes in the demand for semiconductors or for semiconductor production equipment; the timing of significant shipments and delays or postponements of orders; acceptance of the Company's products; the gain or loss of significant customers; competitive pressures; availability and costs of components from the Company's suppliers; the timing of product announcements and introductions by the Company, its customers or its competitors; the timing and structure of acquisitions and dispositions or spin-offs; changes in the mix of products sold; the level of international sales, which have lower margins than domestic sales; delayed or canceled construction of wafer fabrication facilities by customers; research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's and its customers' products; reductions in personnel and the sufficiency of capital resources to support operations at current levels. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect operating results in one or more fiscal quarters. For example, the Company's results in fiscal 1994 were adversely impacted by an engineering redesign of its 372M CMP product. In the second quarters of fiscal 1995 and 1996, the Company had losses due to nonrecurring charges associated with the Athens, GAARD and HDOS acquisitions. The Company had a loss in the first quarter of fiscal 1997, primarily because the Company incurred operating expenses based on sales plans which were not achieved, and to a lesser degree due to increased cost of goods sold arising from warrants issued to a major customer as described below. While the Company is reducing its operating expenses, there can be no assurance that the Company will be profitable in the second quarter. The Company intends to move IPEC Clean's bulk chemical distribution and cleaning systems operations to Phoenix, Arizona during fiscal 1997 in an effort to improve gross margins in the long term. This move may adversely affect margins during the quarter in which the move occurs and in following quarters. If current industry conditions continue, the Company expects that revenue for fiscal 1997 will be below the $184.5 million of revenue recorded in fiscal 1996.

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

     Dependence on Major Customers.  A small number of customers account for a
     -----------------------------
significant percentage of the Company's sales volume and revenue. In fiscal 1995, Intel, IBM and Motorola represented 18%, 20% and 14%, respectively, of the Company's revenue. In fiscal 1996, Intel represented 29% of the Company's revenue. In the first quarter of fiscal 1997, Intel represented 48% of the Company's revenue. The Company anticipates that its revenue will continue to depend on major customers, although the companies considered major customers and the percentage of the Company's revenue represented by each major customer may vary from quarter to quarter. The loss of a major customer or any material reduction in orders by such customers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers and the general economy. Sales of certain of the Company's products generally depend on new facility construction projects and facility upgrades and there can be no assurance that the Company's current customers will make significant purchases of the Company's products in the future. See "MD&A--Results of Operations."

     Product Concentration; Dependence on New Products and Technologies.  In
     ------------------------------------------------------------------
fiscal 1996, the Company derived approximately 78% of its revenue from sales by IPEC Planar and approximately 20% of its revenue from sales by IPEC Clean. In the first quarter of fiscal 1997, sales by IPEC Planar were 88% of the Company's revenue. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The Company's strategy depends in part on developing and introducing products which lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, throughput, reliability, footprint and wafer yields. The Company believes that its future success will depend in part upon its ability to develop and enhance its existing products and develop new products to meet such anticipated technological changes. The Company's future results are highly dependent on market acceptance of the Company's AvantGAARD 676, which is designed to be a high-throughput metal and oxide CMP tool, but is now qualified only for metal processing. While the Company has developed an oxide process for the AvantGAARD 676, this process is being qualified and has not yet been commercially adopted by any customer. The Company has also been developing its Avanti 672 to integrate CMP processing and water cleaning, and its Plasma Jet wafer etching tool. The Company is attempting to market product bays and, with other companies, to develop "performance optimized production systems"
("POPS"). Semiconductor equipment companies often experience delays in completing advanced products. The Company has experienced delays in developing new CMP tools and processes, cleaning and reprocessing products and the Plasma Jet tool and the Company cannot assure that any product in development will be completed as scheduled or that completed products will be commercially adopted. If any of the Company's products are not commercialized in a timely manner, the Company could be required to write off inventory and other assets related to the development project. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry.

     Competition.  The semiconductor equipment industry is an intensely
     -----------
competitive market. The Company believes that domestic and international competition in CMP polisher systems, clustered CMP polisher and cleaning systems, and chemical reprocessing systems is likely to increase substantially. The Company is aware of a number of companies currently marketing CMP systems that directly compete with the Company's systems. Competition is increasing significantly in the market for high throughput planarization systems. In addition, in December 1995, Applied Materials, Inc. announced a CMP system for oxide that has not yet been commercially accepted, but which would compete directly with the Company's CMP product offerings. The Company is aware that other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which, if successful, would reduce the need for the Company's products. The Company is aware of several companies that market chemical reprocessing systems similar to those sold by the Company. The trend towards consolidation in the semiconductor equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a world-wide basis and to invest in both product and process research and development. Certain current and potential competitors have substantially greater financial resources, name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price based competition, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

     International Sales.  International sales accounted for approximately 24%
     -------------------
and 34% of the Company's revenue in fiscal 1995 and 1996, respectively. International sales were approximately 37% of revenue in the first quarter of fiscal 1997. International sales carry lower gross margins than domestic sales. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods. International sales are subject to certain inherent risks including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. While the Company's sales are currently denominated only in U.S. dollars, future international activity may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Asian Market.  The Company believes that its future success will depend in
     ------------
part upon continued acceptance of its products by Asian semiconductor manufacturers. This market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. Asian manufacturers may develop alternative techniques, or may enhance existing techniques such as spin-on glass and deposited glass, to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron. The Company believes that increased penetration of the Asian markets is critical to its financial results and intends to continue to invest significant resources in such markets in order to meet this objective. The Company currently sells its products in Asian countries through distributors. If the Company determines to develop a direct presence in these markets, particularly Japan, such decision would require the allocation of substantial management and financial resources, may adversely affect the Company's relationship with its current distributors, and would increase a number of risks related to international sales as described above. There can be no assurance that the Company will achieve acceptance of its products in this market.

     Cyclicality of Semiconductor Industry.  The Company's business depends upon
     -------------------------------------
capital expenditures by manufacturers of semiconductor devices, primarily for the opening of new or expansion of existing fabrication facilities which, in turn, depends upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and has experienced significant overall growth in recent years, which has resulted in growth in the semiconductor capital equipment industry. However, the semiconductor industry is currently experiencing a downturn, which could have a severe adverse effect on the industry's demand for semiconductor processing equipment. In certain instances, industry downturns have lasted for extended periods of time. There can be no assurance that past growth in the semiconductor and semiconductor capital equipment industries, or the resulting growth in the Company's business, can be sustained in the future or that the recent downturn in the market will not continue. The Company's planned operations assume that a significant portion of new orders will result from demand from semiconductor manufacturers building or expanding fabrication facilities for advanced multi-level semiconductor devices with design requirements of 0.5 micron and below, and there can be no assurance that such demand will exist. The Company's business, financial condition and results of operations would be materially adversely affected if semiconductor manufacturers do not increase their capacity to produce these advanced semiconductor devices, or if there is a slowing of growth or a decline in production by the semiconductor industry.

     Recent Acquisitions.  The Company's growth in annual revenues from fiscal
     -------------------
1994 through fiscal 1996 has resulted not only from expansion of its core CMP business, but also from acquisitions in fiscal 1994, 1995 and 1996. The companies acquired had not operated profitably before their acquisition by IPEC. IPEC Clean's financial performance has declined in recent periods and IPEC Precision has not yet achieved significant revenue from shipments of production equipment. The Company's expansion through acquisitions has resulted in significantly higher operating expenses, particularly because the Company's strategy has been to initially operate each acquired business independently, resulting in separate marketing, customer support and administrative functions. The Company is currently in the process of consolidating these functions. There can be no assurance that the Company will be able to improve the revenue or operating results of these acquired businesses.

     Future Acquisitions and Dispositions.  The Company's strategy is to obtain
     ------------------------------------
additional wafer fabrication technologies and may involve, in part, acquisitions of products, technologies or businesses from third parties. In addition, the Company may make additional acquisitions to obtain additional distribution capacity in specified geographic markets. An acquisition could absorb substantial cash resources, require the Company to incur or assume debt obligations, or involve the issuance of additional Common Stock which could dilute the Company's outstanding Common Stock. An acquisition which is accounted for as a purchase, like the acquisitions of Westech, Athens, GAARD or the Precision Materials Operation of HDOS, could involve significant one-time non-cash write-offs, or could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. The Company may dispose of or spin off portions of its businesses which the Company determines are not complementary to its strategy. Any acquisition, disposition or spin off would absorb significant management time and could adversely affect the Company's business, financial condition and results of operations.

     Industry Acceptance of Products.  The CMP process is in an early stage of
     -------------------------------
implementation and has not yet been broadly adopted by semiconductor manufacturers for volume production. Most major semiconductor manufacturers are beginning to introduce the CMP process only for pilot line production of integrated circuits with three or more metal layers and line widths at or less than 0.5 micron. Only a limited number of semiconductor manufacturers are producing commercial quantities of integrated circuits with these characteristics using CMP machines. To date, the Company's products have been used primarily in the manufacture of advanced semiconductor logic and memory devices. There can be no assurance that the CMP process will be broadly adopted or that alternative processes will not be used to achieve planarity in the manufacture of advanced semiconductor devices. If the CMP process is not accepted in the market, or if alternatives to the CMP process emerge, or if other planarization technologies improve to serve the industry's planarity requirements, then the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Future Capital Needs.  The Company believes that its cash and cash
     --------------------
equivalents will need to be supplemented by additional equity or debt financing during the second quarter of fiscal 1997 to finance the Company's operations. The Company's ability to finance its operations at the current level and to fund working capital requirements will be adversely impacted if it is unable to complete an equity or debt financing during the second quarter of fiscal 1997. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock, and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to make continued capital investments, which could materially adversely affect the Company's competitive position and results of operations.

     Although management is attempting to raise additional cash, a financing is not assured. If management determines during the second quarter of fiscal 1997 that additional capital will not be provided in a timely manner, then management will take actions to preserve available cash and operations. These actions could adversely affect operating results for the second fiscal quarter and subsequent quarters. If the Company does not obtain additional financing during the second fiscal quarter, the Company may lose the ability to borrow additional funds under its line of credit, and due to a failure to meet certain financial covenants under its bank loan agreements be considered in default under those bank loan agreements, requiring negotiations with the bank to modify those covenants in an effort to avoid outstanding debt immediately coming due. There can be no assurance that negotiations with vendors, customers or the bank would be successful.

     Dependence on Third Party Manufacturers and on Single Source Suppliers.
     ----------------------------------------------------------------------
The Company relies on a limited number of independent manufacturers to provide certain components in assemblies made to the Company's specifications and use in the Company's products. In the event that the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties that resulted in the reduction or interruption of supply to the Company, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company purchases certain key components from qualified vendors for which alternative qualified sources are not currently available. Any prolonged inability to obtain adequate amounts of qualified components would have a material adverse effect on the Company's business, financial condition and results of operations.

     Intellectual Property.  The Company's success depends in significant part
     ---------------------
on the proprietary nature of its technology. There can be no assurance that the patents issued to the Company will provide the Company with meaningful advantages, or that any patent issued to the Company will not be challenged.
The two initial patents relating to the Company's single wafer planarization system products are scheduled to expire in 1997. In 1993, the technology covered by these patents currently forming the basis of the CMP process and used in the Company's primary products was licensed on a royalty-free basis to a competitor pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $150,000 remained outstanding at September 30, 1996. The Company currently has no patents with respect to its acid reprocessing technology outside the United States. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology prior to the issuance of a patent, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate or that its competitors will not be able to develop similar or functionally equivalent technology. There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries.

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

     Product Liability and Environmental Regulations.  The nature of the
     -----------------------------------------------
Company's business exposes it to product liability claims, as well as the risk that harmful substances will escape into the workplace and the environment and cause damage or injuries. For example, in June 1995 and again in July 1996, an acid reprocessor malfunctioned and caused sulfuric acid to escape from its quartz cylinder container. In these instances no acid escaped from the compartment containing the quartz cylinder and no damage to the manufacturing facility resulted; however, there can be no assurance that the Company's products will not malfunction in the future or that damage to a customer's facilities will not result. The Company and its customers are subject to stringent federal, state and local regulations governing the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing operations. Current or future regulations could require the Company or its customers to make substantial expenditures for preventive or remedial action, reduction of chemical exposure or waste treatment or disposal. To the extent that the Company's strategy to provide integrated on-site wet chemical management services to its customers is successful, the Company faces increased risks with respect to environmental and occupational health and safety liabilities.

     Effect of Certain Anti-Takeover Provisions.  The Company's Certificate of
     ------------------------------------------
Incorporation authorizes the Company's Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without further vote or action by its stockholders. The voting power held by the Company's officers and directors may give those individuals substantial influence over any corporate action submitted to the Company's shareholders. Pursuant to Delaware corporate law, the approval of the outstanding Preferred Stock may be required for certain corporate actions. Any series of Preferred Stock which the Company may issue in the future would participate in these class voting rights and may have additional independent rights to approve certain actions. The Company is subject to Section 203 of the Delaware General Corporate Law. The voting power held by officers and directors, outstanding rights to elect members of the Company's Board of Directors, the voting rights of outstanding Preferred Stock and Preferred Stock which may be issued in the future and the application of Delaware General Corporate Law Section 203 could discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of Common Stock who are not officers and directors might otherwise receive a premium for their shares over then current prices, and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests.

     Dependence on Key Personnel.  The Company's future success is dependent
     ---------------------------
upon its ability to attract and retain qualified management, technical, sales and support personnel. The competition for such personnel is intense. The loss of certain key people or the Company's inability to attract and retain new key employees could have a material adverse effect on the Company's business, financial condition and results of operations. During July and October 1996 the Company effected reductions in its work force to reduce its expenses and may do so in the future. Repeated layoffs could adversely affect the retention of employees, and could adversely affect the Company's ability to hire new personnel if industry conditions improve and the Company's volume of production increases. Personnel terminations included technical personnel, who could be difficult to replace if IPEC successfully markets its products and requires additional engineering staff to support customers.

     Volatility of Stock Price.  The Company's Common Stock has experienced
     -------------------------
substantial price volatility and such volatility may occur in the future, particularly as a result of quarter to quarter variations in the actual or anticipated financial results of the Company or of other companies in the semiconductor industry, or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks in particular and that have often been unrelated or disproportionate to the operating performance of these companies. These factors may adversely affect the market price of the Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Warrant Purchase Agreement with Intel Corporation, dated October 2, 1996. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 14, 1996
               (the "September 1996 Quarterly Report")

          10.2 Warrant to purchase 60,000 shares of common stock of Integrated Process Equipment Corp., dated October 2, 1996.
               Incorporated by reference to Exhibit 10.2 of the Company's September 1996 Quarterly Report.

          10.3 Notice of Settlement of Indemnification Claims under Westech Agreement and Plan of Merger and Related Escrow
               Agreement, dated September 19, 1996. Incorporated by reference to Exhibit 10.3 of the Company's September 1996 Quarterly Report.


     (b)  Reports on Form 8-K:

          None.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 16, 1997              INTEGRATED PROCESS EQUIPMENT CORP.
                                    AND SUBSIDIARIES


                                    By: /s/ John S. Hodgson
                                        -------------------
                                        John S. Hodgson
                                        Vice President
                                         and Chief Financial Officer