Form 10-Q
period 1996-12-31
INTEGRATED PROCESS EQUIPMENT CORP
filed 1997-02-14
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

         Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of February 12, 1997, 456,650 shares of Class A Common Stock and 14,776,522 shares of Common Stock of the registrant were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                      JUNE 30,     DECEMBER 31,
                                ASSETS                                                                  1996           1996
                                                                                                     ---------     ---------
                                                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                                        $  11,325     $  36,953
    Accounts receivable                                                                                 34,089        35,258
    Inventories                                                                                         23,437        29,540
    Prepaid expenses                                                                                       946         1,219
    Deferred income taxes                                                                                5,175        13,646
    Net assets of discontinued operations                                                               29,719         3,920
                                                                                                     ---------     ---------
            Total current assets                                                                       104,691       120,536
                                                                                                     ---------     ---------

Property, plant and equipment, net                                                                      50,225        23,301
Intangible assets, net                                                                                  15,135        13,108
Deferred income taxes                                                                                   13,175        17,928
Other assets                                                                                             1,475         1,601
                                                                                                     ---------     ---------

                                                                                                     $ 184,701     $ 176,474
                                                                                                     =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                                    $   2,056     $     221
    Current portion of long-term debt                                                                    1,886         2,219
    Accounts payable                                                                                    11,961        11,510
    Accrued liabilities                                                                                 17,708        30,555
                                                                                                     ---------     ---------
            Total current liabilities                                                                   33,611        44,505

Long-term debt, less current portion                                                                    22,753        17,860
                                                                                                     ---------     ---------
        Total liabilities                                                                               56,364        62,365
                                                                                                     ---------     ---------

Stockholders' equity:
Preferred stock, $ .01 par value per share. Nonvoting, authorized 2,000,000 shares:
    Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding
      20,941 shares at June 30, 1996, 15,572 shares at December 31, 1996.  Liquidation
      preference of $1,450                                                                                  --            --
    Series B-2 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding
      20,941 shares.  Liquidation preference of $1,950                                                      --            --
    Series B-3 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding
      21,210 shares.  Liquidation preference of $1,975                                                      --            --
    Series C convertible preferred stock.  Authorized 100,000 shares, issued and outstanding
     100,000 shares at December 31, 1996                                                                    --             1
Common stock, $.01 par value per share.  Authorized 50,000,000 shares; one vote per share;
    issued and outstanding 14,238,406 shares at June 30, 1996 and 14,442,050 at December 31, 1996          142           144
Class A common stock, $.01 par value per share.  Authorized 3,500,000 shares, four votes per
    share; issued and outstanding 521,650 shares                                                             5             5
Additional paid-in capital                                                                             151,730       178,118
Accumulated deficit                                                                                    (23,546)      (64,190)
Foreign currency translation adjustment                                                                      6            31
                                                                                                     ---------     ---------
            Total stockholders' equity                                                                 128,337       114,109
                                                                                                     ---------     ---------
                                                                                                     $ 184,701     $ 176,474
                                                                                                     =========     =========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   DECEMBER 31,             DECEMBER 31,
                                                                1995         1996         1995         1996
                                                              --------     --------     --------     --------
Revenue                                                       $ 36,810     $ 35,662     $ 66,974     $ 65,069
Cost of goods sold                                              21,063       20,480       37,284       39,523
                                                              --------     --------     --------     --------
            Gross margin                                        15,747       15,182       29,690       25,546
                                                              --------     --------     --------     --------

Operating expenses:
    Research and development                                     3,482        5,443        6,326       11,950
    Purchased research and development                          36,961           --       36,961           --
    Selling, general and administrative                          6,394        6,812       11,209       13,117
    Program discontinuance charge                                   --       17,601           --       17,601
                                                              --------     --------     --------     --------
            Total operating expenses                            46,837       29,856       54,496       42,668
                                                              --------     --------     --------     --------

            Operating loss                                     (31,090)     (14,674)     (24,806)     (17,122)

Other income (expense):
    Interest income                                                329           94        1,155          203
    Interest expense                                               (96)        (601)        (245)      (1,173)
    Other, net                                                     116          192          181          259
                                                              --------     --------     --------     --------
            Total other income (expense)                           349         (315)       1,091         (711)
                                                              --------     --------     --------     --------

            Loss from continuing operations before
              income taxes                                     (30,741)     (14,989)     (23,715)     (17,833)
Income tax benefit                                             (12,014)      (4,964)      (9,448)      (6,149)
                                                              --------     --------     --------     --------

            Net loss from continuing operations                (18,727)     (10,025)     (14,267)     (11,684)

Discontinued operations:
    Loss from operations of IPEC Clean, Inc., net of taxes        (219)      (1,896)      (1,167)      (3,614)
    Loss on disposal of IPEC Clean, Inc., net of taxes              --      (24,950)          --      (24,950)
                                                              --------     --------     --------     --------

            Net loss from discontinued operations                 (219)     (26,846)      (1,167)     (28,564)
                                                              --------     --------     --------     --------

            Net loss                                           (18,946)     (36,871)     (15,434)     (40,248)

Cumulative dividend on preferred stock                             (90)         (81)        (399)        (162)
                                                              --------     --------     --------     --------

            Net  loss attributable to common stockholders     $(19,036)    $(36,952)    $(15,833)    $(40,410)
                                                              ========     ========     ========     ========


Loss per common share:
    From continuing operations                                $  (1.30)    $   (.68)    $  (1.02)    $   (.80)
    From discontinued operations                                  (.02)       (1.80)        (.08)       (1.92)
                                                              --------     --------     --------     --------
Loss per common share                                         $  (1.32)    $  (2.48)    $  (1.10)    $  (2.72)
                                                              ========     ========     ========     ========

Shares used in per share calculation                            14,425       14,916       14,310       14,851
                                                              ========     ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                            Series B                      Series C
                                         Preferred Stock         Convertible Preferred Stock           Common Stock
                                         Shares    Amount           Shares        Amount            Shares      Amount
                                         ------    ------           ------        ------            ------      ------
Balance at June 30, 1996                 63,092     $ --              --            $-            14,238,406    $142

Net loss                                     --       --              --             -                    --      --

Retirement of Series B-1
   Preferred Stock                       (5,369)      --              --             -                    --      --

Issuance of Warrants                         --       --              --             -                    --      --

Exercise of Stock Options
 (including tax benefits of $324)            --       --              --             -               151,007       2

Employee Stock Purchase Plan                 --       --              --             -                52,637      --

Issuance of Series C Preferred Stock
 (less costs of $1,570)                      --       --         100,000             1                    --      --

Cumulative translation adjustment            --       --              --             -                    --      --

Dividends Paid                               --       --              --             -                    --      --
                                        -------     ----         -------            --            ----------    ----


Balance at December 31, 1996             57,723     $ --         100,000            $1            14,442,050    $144
                                        =======     ====         =======            ==            ==========    ====



                                                                                                               Foreign
                                                    Class A                Additional                          Currency
                                                  Common Stock               Paid-In          Accumulated     Translation
                                              Shares         Amount          Capital            Deficit       Adjustment
                                              ------         ------          -------            -------       ----------
Balance at June 30, 1996                      521,650          $5          $ 151,730           $(23,546)          $ 6

Net loss                                           --           -                 --            (40,248)           --

Retirement of Series B-1
   Preferred Stock                                 --           -               (500)                --            --

Issuance of Warrants                               --           -                848                 --            --

Exercise of Stock Options
 (including tax benefits of $324)                  --           -              1,913                 --            --

Employee Stock Purchase Plan                       --           -                698                 --            --

Issuance of Series C Preferred Stock
 (less costs of $1,570)                            --           -             23,429                 --            --

Cumulative translation adjustment                  --           -                 --                 --            25

Dividends Paid                                     --           -                 --               (396)           --
                                              -------          --          ---------           --------           ---


Balance at December 31, 1996                  521,650          $5          $ 178,118           $(64,190)          $31
                                              =======          ==          =========           ========           ===

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                        DECEMBER 31,
Cash flows from operating activities:                                               1995            1996
                                                                                  --------        --------
   Net income (loss)                                                              $(15,434)       $(40,248)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Purchased research and development                                          36,961               -
        Program discontinuance charge                                                    -          17,601
        Less on disposal of IPEC Clean, Inc., net of taxes                               -          24,950
        Depreciation and amortization                                                1,640           6,704
        Deferred tax benefit                                                       (12,097)        (12,900)
        Acquisition adjustments                                                          -            (865)
        Costs of warrants issued                                                         -             848
        Changes in assets and liabilities:
           (Increase) in accounts receivable                                        (6,647)         (1,252)
           (Increase) decrease in inventories                                        3,493         (15,104)
           (Increase) in prepaid expenses and other assets                          (1,590)           (399)
           Increase (decrease) in accounts payable                                   1,233            (451)
           Increase in accrued liabilities                                             280           8,347
           (Increase) decrease in net assets of discontinued operations             (7,975)            849
                                                                                   --------        --------
              Net cash used in operating activities                                   (136)        (11,920)
                                                                                   --------        --------

Cash flows from investing activities:
    Purchases of property and equipment                                            (19,658)           (343)
    Proceeds from sale of property and equipment                                         -          20,417
    Purchase of subsidiaries, net of cash acquired                                 (23,593)              -
                                                                                   --------        --------
             Net cash provided by (used in) investing activities                   (43,251)         20,074
                                                                                   --------        --------

Cash flows from financing activities:
    Proceeds from long-term debt                                                    10,000            4,407
    Repayment of long-term debt                                                     (3,520)         (10,719)
    Repayment of notes payable                                                           -           (1,259)
    Repayment of capital leases                                                        (44)            (303)
    Payment of preferred stock dividends                                              (351)            (396)
    Net proceeds from issuance of Series C preferred stock                               -           23,430
    Net proceeds from issuance of common stock
      and warrants                                                                   2,562            2,289
                                                                                   --------        --------
              Net cash provided by financing activities                              8,647           17,449
                                                                                   --------        --------
Effect of exchange rate changes on cash                                                  -               25
                                                                                   --------        --------

Net increase (decrease) in cash and cash equivalents                               (34,740)         25,628

Cash and cash equivalents, beginning of period                                      65,790          11,325
                                                                                   --------        --------

Cash and cash equivalents, end of period                                          $ 31,050        $ 36,953
                                                                                   ========        ========

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                                     $    423        $  1,339
                                                                                   ========        ========
     Cash paid for taxes during the period                                        $  2,906        $      -
                                                                                   ========        ========
Supplemental disclosure of noncash activities:
    Release from escrow (retirement) of Class B 6% cumulative
      convertible preferred stock issued for the Westech acquisition              $  2,000        $   (500)
                                                                                   ========        ========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PREPARATION:

         The accompanying condensed consolidated financial statements at December 31, 1996 and for the three month and six month periods ended December 31, 1995 and December 31, 1996 are unaudited; however, in the opinion of the management of Integrated Process Equipment Corp. ("IPEC") and subsidiaries (the "Company"), such statements include all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of the information presented therein. The condensed consolidated balance sheet as of June 30, 1996 was derived from the audited financial statements at such date.

         As more fully described in the following notes to condensed consolidated financial statements, the Company announced its strategic decision to focus on chemical mechanical planarization (CMP) and CMP-related products and discontinue the operations of IPEC Clean, Inc. during the second quarter of fiscal 1997. Prior period financial statements have been restated to reflect the discontinuation of IPEC Clean, Inc.

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

ORGANIZATION:

Westech Systems, Inc.:

         On September 3, 1993, IPEC acquired Westech Systems, Inc. ("Westech"), a privately owned company engaged in manufacturing chemical mechanical planarization equipment for the semiconductor

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


industry. Westech was renamed IPEC Planar Phoenix, Inc. On January 1, 1997, IPEC Planar Phoenix was renamed IPEC Planar, Inc.

Acquisition of Athens Corp.:

         On November 22, 1994, the Company acquired approximately 94% of the outstanding common stock of Athens Corp. ("Athens"), a privately owned company engaged in manufacturing wet process reprocessing systems for the semiconductor industry. The purchase price consisted of 1,095,695 shares of the Company's common stock. The Company acquired the remaining 6% in the first quarter of fiscal 1996 in exchange for 211,670 shares of the Company's common stock. The name of Athens has subsequently been changed to IPEC Clean, Inc. ("IPEC Clean"). The operations of IPEC Clean were discontinued in the second quarter of fiscal 1997.

Acquisition of GAARD Automation, Inc.:

         On October 30, 1995, the Company acquired all of the outstanding common stock of GAARD Automation, Inc. ("GAARD"), a privately owned company that has developed and sells an advanced high throughput CMP system for metal planarization. GAARD also designs and manufactures custom flexible automation systems used outside the semiconductor industry. The name of GAARD has subsequently been changed to IPEC Planar Portland, Inc. On January 1, 1997, IPEC Planar Portland was merged into IPEC Planar, Inc.

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

Pro forma financial information:

         Pro forma summary of consolidated operations (excluding charges for purchased in-process research and development), assuming the acquisitions of GAARD and Precision had taken place on July 1, 1995 is as follows (in thousands, except per share amounts):

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                       Three Months Ended      Six Months Ended
                                                                        December 31, 1995      December 31, 1995
                                                                        -----------------      -----------------
                  Revenues                                             $        38,821         $       75,123
                  Net income from continuing operations                $         3,698         $        7,807
                  Net loss from discontinued operations                $       (   219 )       $     (  1,167 )
                  Net income per common share
                    from continuing operations                         $           .26         $          .55
                  Net loss per common share
                    from discontinued operations                       $       (   .02 )       $     (    .08 )

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

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INVENTORIES:

         Inventories are summarized as follows (in thousands):

                                                      June 30, 1996    December 31, 1996
                                                      -------------    -----------------
                                                                      (Unaudited)
         Raw materials                                $14,318          $  24,081
         Work in process                               10,165             15,705
         Finished goods                                   906              1,238
                                                      --------         ---------
                                                       25,389             41,024
         Less inventory obsolescence reserve          ( 1,952)          ( 11,484 )
                                                      --------         ---------

                                                      $23,437          $  29,540
                                                      ========         =========

DISCONTINUED OPERATIONS

         In the second quarter of fiscal 1997, the Company announced its decision to focus its resources on the manufacturing of CMP and CMP-related equipment. As a result of this decision, the Company has adopted a plan for the disposition by sale of IPEC Clean within the next twelve months.

         IPEC Clean has been accounted for as a discontinued operation, and accordingly its operations are segregated for all periods presented in the accompanying statements of operations. Revenue, related losses and income tax benefits associated with the discontinued operation for the three and six month periods ended December 31, 1995 and 1996 are as follows:

                                  Three Months Ended       Six Months Ended
                                     December 31,            December 31,
                                  1995        1996         1995         1996
                                  ----        ----         ----         ----
                                               (in thousands)
Revenue                         $ 11,168     $ 1,998     $ 19,016     $ 4,609
                                ========     =======     ========     =======

Loss from operations                (184)     (2,891)      (1,546)     (5,495)
Income tax expense (benefit)          35      (  995)        (379)     (1,881)
                                --------     --------    --------     -------
Loss from operations            $   (219)    $(1,896)    $ (1,167)    $(3,614)
                                ========     =======     ========     =======

The effective income tax benefit rate for discontinued operations differs from the Company's Federal statutory rate (34%) primarily as a result of nondeductible amortization of intangible assets.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Company recorded a pre-tax charge amounting to $27.2 million to write down intangible assets, accounts receivable, inventory, equipment and other assets to estimated net realizable value and to record additional liabilities in the second quarter of fiscal 1997. A charge amounting to $3 million was also recorded to reflect the estimated phase out costs associated with IPEC Clean. This charge is included in accrued liabilities at December 31, 1996 in the accompanying condensed consolidated balance sheet. The tax benefit associated with these charges amounted to $5.2 million.

         The net assets of the discontinued operation have been reclassified from the June 30, 1996 audited financial statement presentation and are summarized in the accompanying condensed consolidated balance sheets as follows:

                                                  June 30, 1996     December 31, 1996
                                                  -------------     -----------------
                                                          (in thousands)
         Current assets                           $   19,234             $  9,179
         Property, plant and equipment, net            2,430                  372
         Intangible assets                            12,911                  ---
         Other assets                                  2,127                  581
         Current liabilities                         ( 6,895)             ( 6,212)
         Long-term debt                              (    88)                 ---
                                                  ----------             ---------
                                                  $   29,719             $  3,920
                                                  ==========             =========

PROGRAM DISCONTINUANCE CHARGE:

         In the second quarter of fiscal 1997, the Company recorded a pre-tax nonrecurring charge of $17.6 million, primarily related to write downs of inventories of $9 million, property, plant and equipment of $4.1 million due to discontinuance of the Avanti 672 product development program and noncancellable purchase orders of $4.5 million included in accrued liabilities.

PREFERRED STOCK:

         During the six months ended December 31, 1996, 5,370 shares of B-1 Preferred Stock were released from escrow to the selling shareholders of Westech (including a director) upon settlement of the purchase price of Westech, now known as IPEC Planar, Inc. In accordance with the escrow settlement, the remaining 5,369 shares of the B-1 preferred stock held in escrow were retired.

         In the second quarter of fiscal 1997 the Company sold 100,000 shares of newly issued Series C convertible preferred stock for $25 million. The Series C convertible preferred stock is convertible, at the holder's option, into shares of the Company's common stock on or after January 31, 1997 and will automatically convert into common stock on December 31, 2002. Each share of Series C convertible preferred stock is convertible at a premium over an average of the volume weighted average daily

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


market prices of the common stock. The number of shares of common stock to be issued upon conversion will vary based on future stock price movements. At January 31, 1997, the Series C convertible preferred stock was convertible into approximately 1.2 million shares of the Company's common stock.

         In connection with the issuance of the Series C convertible preferred stock, the holder was granted a warrant to acquire up to 456,000 shares of the Company's common stock. The warrant may generally be exercised from and after June 16, 1998 until December 16, 2002 at an exercise price of $24.567 per share.

SALE/LEASEBACK:

         The Company completed an $18.7 million sale/leaseback transaction of its Phoenix manufacturing and administrative facility in the second quarter of fiscal 1997. The Company leased back the facility for an initial fifteen year term with two five year renewal options. Proceeds from the transaction were used to repay a $10 million term loan with a bank. Annual rental payments will vary but will range between $2.1 million and $2.3 million over the next five years.

LOAN AGREEMENT:

         The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, the Company received a $10 million term loan and a $30 million revolving loan facility to provide working capital for general corporate purposes. The $10 million term loan was repaid in the second quarter of fiscal 1997. The borrowing base for the revolving loan facility consists of eighty percent of eligible accounts receivable as defined by the agreement.

         The facility bears interest at the Company's option at the prime rate or LIBOR plus 2.75%. The revolving loan facility matures in April 1997 with options to renew the facility annually for a two year period which the Bank must approve. If the revolving credit facility expires, the Company is obligated to repay the outstanding balance in eight equal quarterly payments of principal plus interest. The revolving loan facility is secured by a blanket first lien on all assets of the Company and its subsidiaries.

         The terms of the loan agreement include various covenants, which, among other things, include maintenance of certain financial ratios, limits on the amount of dividends that can be paid to common stockholders and acquisitions of treasury stock. At December 31, 1996 the Company was in compliance with all covenants of the agreement.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CONTINGENCIES AND COMMITMENTS:

Concentration of credit risk:

         The Company sells products and services to customers, primarily semiconductor manufacturers, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. At December 31, 1996, accounts receivable of the Company's largest customer amounted to $14 million.

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

         In connection with the acquisitions described in the notes to condensed consolidated financial statements under "Organization," in the second quarter of fiscal 1996, the Company reorganized its business into three divisions. IPEC Planar, the Company's CMP division, consists of the Company's IPEC Planar Phoenix operation, (formerly named Westech) and the IPEC Planar Portland operation (formerly named GAARD). IPEC Clean consists of the former Athens Corporation and produces on site wet ultra high purity chemical reprocessing systems, chemical distribution systems and cleaning systems that can be marketed as stand alone products or clustered with Planar's CMP systems. IPEC Precision consists of the Precision Materials Operation acquired from HDOS and is engaged in manufacturing of advanced plasma assisted chemical etching equipment and metrology equipment for use primarily in manufacturing of silicon wafers and semiconductor devices.

         As more fully described in the notes to the condensed consolidated financial statements, in the second quarter of fiscal 1997 the Company announced its decision to discontinue the operations of IPEC Clean. Losses from IPEC Clean's operations have been reported separately. The discontinuation resulted in a $1.9 million charge for the quarter. Financial information from prior periods contained in this section have been restated to reflect the discontinuation of IPEC Clean. As a result, dollar amounts, percentages, and percentages of revenues contained in this Quarterly Report may differ from those presented in Quarterly Reports for prior periods.

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

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, operating margins, expenses, dividend and tax rates, and access to equity or debt financing. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statements or such factors.


                           - Continued on next page -

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the results of operations for the Company expressed as a percentage of total revenue.

                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              DECEMBER 31,                  DECEMBER 31,
                                                                            1995         1996           1995           1996
                                                                           -----        ------          -----         ------
Revenue                                                                    100.0 %       100.0 %        100.0 %        100.0 %
Cost of goods sold                                                          57.2 %        57.4 %         55.7 %         60.7 %
                                                                           ----         -----           ----          -----
            Gross margin                                                    42.8 %        42.6 %         44.3 %         39.3 %
                                                                           ----         -----           ----          -----

Operating expenses:
    Research and development                                                 9.4 %        15.2 %          9.4 %         18.4 %
    Purchased research and development                                     100.5 %           -           55.2 %            -
    Selling, general and administrative                                     17.4 %        19.1 %         16.7 %         20.2 %
    Program discontinuance charge                                              -          49.4 %            -           27.0 %
                                                                           ----         -----           ----          -----
            Total operating expenses                                       127.2 %        83.7 %         81.3 %         65.6 %
                                                                           ----         -----           ----          -----

            Operating loss                                                 (84.4)%       (41.1)%        (37.0)%        (26.3)%

Other income (expense):
    Interest income                                                           .9 %          .3 %          1.7 %           .3 %
    Interest expense                                                         (.2)%        (1.7)%          (.4)%         (1.8)%
    Other, net                                                                .3 %          .5 %           .3 %           .4 %
                                                                           ----         -----           ----          -----
            Total other income (expense)                                     1.0 %         (.9)%          1.6 %         (1.1)%
                                                                           ----         -----           ----          -----

            Loss from continuing operations before income taxes            (83.4)%       (42.0)%        (35.4)%        (27.4)%
Income tax benefit                                                         (32.6)%       (13.9)%        (14.1)%         (9.4)%
                                                                           ----         -----           ----          -----
            Net loss from continuing operations                            (50.8)%       (28.1)%        (21.3)%        (18.0)%

Discontinued operations:
    Loss from operations of IPEC Clean, Inc., net of taxes                   (.6)%        (5.3)%         (1.7)%         (5.6)%
    Loss on disposal of IPEC Clean, Inc., net of taxes                                   (70.0)%            -          (38.3)%
                                                                           ----         -----           ----          -----
            Net loss from discontinued operations                            (.6)%       (75.3)%         (1.7)%        (43.9)%
                                                                           ----         -----           ----          -----

            Net loss                                                       (51.4)%      (103.4)%        (23.0)%        (61.9)%

Cumulative dividend on preferred stock                                       (.2)%         (.2)%          (.6)%          (.2)%
                                                                           ----         -----           ----          -----

            Net  loss attributable to common stockholders                  (51.6)%      (103.6)%        (23.6)%        (62.1)%
                                                                           ====         =====           ====          =====

QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995

         Revenue for the second fiscal quarter ended December 31, 1996 decreased 3% to $35.7 million from $36.8 million in the quarter ended December 31, 1995. This decrease was primarily attributable to the current industry slowdown. The Company expects that revenue for the year ending June 30, 1997 will be below the $148.7 of revenue reported for the year ended June 30, 1996.

         The gross margin percentage for the second quarter of fiscal 1997 was 42.6% of revenue, compared to a gross margin percentage of 42.8% of revenue in the second quarter of fiscal 1996. The Company's gross margins are impacted by a number of factors such as product mix, material costs and the level of international sales, which result in greater sales discounts and lower gross margins. Gross margins in future periods may be higher or lower than those in the second quarter of fiscal 1997 depending on such factors.

         Research and development costs increased to $5.4 million in the second quarter of fiscal 1997 from $3.5 million in the second quarter of fiscal 1996, primarily due to development of the Company's AvantGAARD 676 high-throughput CMP tool. The increase in these costs also involved $.8 million of research and development expenses incurred at IPEC Precision, which was acquired in December 1995, for the development of proprietary plasma assisted chemical etching and metrology technologies.

         Selling, general and administrative expenses increased to $6.8 million in the second quarter of fiscal 1997 from $6.4 million in the second quarter of fiscal 1996. The absolute dollar increase is primarily attributable to incremental selling, general and administrative expenses incurred at IPEC Precision. Higher depreciation, amortization and overhead charges have also resulted from the IPEC Planar Portland and IPEC Precision acquisitions. These expenses have been partially offset by work force reductions in the first and second quarters of fiscal 1997 which reduced salary expense at IPEC Planar and IPEC Precision by approximately $200 thousand per quarter.

         The Company has demonstrated that the AvantGAARD 676 tool can be used for both metal and oxide planarization, resulting in a decision to focus solely on the AvantGAARD 676 as the next generation CMP tool. Accordingly, the Company is repositioning the Avanti 672 for the wafer polishing market and in the second quarter incurred a $17.6 million program discontinuance charge from write downs of inventory and assets relating to the Company's program of developing the Avanti 672 as a CMP tool. The Company incurred a charge of $37 million for purchased in-process research and development in the second quarter of fiscal 1996 as a result of the acquisitions of IPEC Planar Portland and IPEC Precision.

         Interest income decreased from $.3 million in the second quarter of fiscal 1996 to $.1 million in the second quarter of fiscal 1997 as a result of lower cash and cash equivalent balances in the second quarter of fiscal 1997. Higher balances in the second quarter of fiscal 1996 resulted from the exercise of the Company's Class B warrants in the fourth quarter of fiscal 1995 that realized proceeds of $63.2 million. Cash generated from the Series C convertible preferred stock financing and the sale/leaseback of the Phoenix manufacturing and administrative facility, discussed in the "Liquidity and Capital Resources" section below, were completed in December 1996 and had no significant effect on interest income or expense. Interest expense increased from $.1 million in the second quarter of fiscal 1996 to $.6 million in the second quarter of fiscal 1997 as a result of increased borrowings.

         As a result of the Company's decision to focus on CMP and CMP-related products, the Company has decided to divest the operations of IPEC Clean by the end of fiscal 1997. There can be no assurance that this divestiture will occur in fiscal 1997. The operating results of IPEC Clean have been segregated from the continuing operations of the Company and reported separately as discontinued operations for all periods presented. The loss from operations of IPEC Clean increased from $.2 million in the second quarter of fiscal 1996 to $1.9 million in the second quarter of fiscal 1997, primarily due to lower levels of business activity at IPEC Clean in the current fiscal year. An estimated loss on disposal of IPEC Clean, net of taxes, amounting to $25 million was recorded in the second quarter of fiscal 1997. The charge relates primarily to adjustments of intangible assets, equipment, inventory, accounts receivable and other assets to net realizable value and to record additional liabilities.

         The net loss attributable to common stockholders, inclusive of all charges, in the second quarter of fiscal 1997 amounted to $37 million, or $2.48 per share on 14.9 million weighted shares outstanding. This compares to the net loss attributable to common stockholders in the second quarter of fiscal 1996 of $19 million, or $1.32 per share, based on 14.4 million weighted shares outstanding.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

         Revenue for the six months ended December 31, 1996 was $65 million compared to $67 million for the six months ended December 31, 1995. This 3% decrease is primarily attributable to the current industry slow down.

         Gross margins amounted to $25.5 million or 39.3% of revenue for the six months ended December 31, 1996 compared to $29.7 million or 44.3% of revenue for the six months ended December 31, 1995. This decrease is primarily attributable to the allocation of higher levels of customer service expenditures across lower revenue, costs associated with repositioning of the Avanti 672 for wafer polishing in the first half of fiscal 1997 and a higher percentage of sales through international distributors.

         Gross margin during the first six months of fiscal 1997 was also adversely affected by a $.8 million increase in cost of goods sold related to warrants issued to a major customer in connection with an agreement permitting the Company to accelerate certain deliveries in the first, second and third quarters of fiscal 1997. During the first six months of fiscal 1997 the customer accelerated orders under this agreement which accounted for approximately 19% of revenue. The charge in a quarter is based on the market value of the warrant shares on the date of the agreement and the incremental number of warrant shares issued in the quarter. There can be no assurance that the Company can obtain additional orders from other customers for shipments in fiscal 1998 to replace orders shifted to fiscal 1997.

         Research and development costs increased from $6.3 million in the first six months of fiscal 1996 to $12 million in the first six months of fiscal 1997, primarily due to development of the Company's AvantGAARD 676 and Avanti 672 high throughput CMP tools. The Avanti 672 program was discontinued in the second quarter of fiscal 1997. Additional incremental costs amounting to $2 million were incurred at IPEC Precision, which was acquired in December 1995, for the development of proprietary plasma assisted chemical etching and metrology technology.

         Selling, general and administrative expenses increased from $11.2 million in the first six months of fiscal 1996 to $13.1 million in the first six months of fiscal 1997. This increase was primarily due to additional depreciation, amortization and higher overhead resulting from acquisitions in the first half of fiscal 1996. Selling, general and administrative expenses for the first six months of fiscal 1997 were offset in part by a $.9 million benefit resulting from adjustments for both the fiscal 1994 Westech and fiscal 1996 GAARD acquisitions.

         The first six months of fiscal 1997 reflect a $17.6 million program discontinuance charge relating to the Avanti 672 development program. The first six months of fiscal 1996 reflect a $37 million charge for purchased in-process research and development costs described above.

         Interest income decreased from $1.1 million in the first six months of fiscal 1996 to $.2 million in the first six months of fiscal 1997 as a result of lower average cash and cash equivalent balances in fiscal 1997. Higher balances resulted from the exercise of the Company's Class B warrants in the fourth quarter of fiscal 1995 described above. Interest expense increased from $.2 million in the first six months of fiscal 1996 to $1.2 million in the first six months of fiscal 1997 as a result of increased borrowings.

         The loss from continuing operations before income taxes amounted to $23.7 million and $17.8 million for the six month periods of fiscal 1996 and 1997, respectively. Income tax benefits amounted to $9.4 million and $6.1 million for the six month periods of fiscal 1996 and 1997, or effective tax benefit rates of 39% and 34%, respectively. The lower benefit rate for the fiscal 1997 six month period results primarily from adjustments of deferred tax balances and state tax accruals.

         Losses from discontinued operations of IPEC Clean, described above, amounted to $1.2 million and $28.6 million for the six month periods of fiscal 1996 and 1997, respectively. This resulted in net losses attributable to common stockholders of $15.8 million and $40.4 million or $1.10 and $2.72 per share of common stock for the six month periods of fiscal 1996 and 1997, respectively based on 14.3 million and 14.9 million weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity include cash and cash equivalents of $37 million at December 31, 1996. At December 31, 1996, $14.2 million was outstanding under the revolving loan facility. It is estimated that an additional $1.6 million was available under the revolving loan facility for borrowings at December 31, 1996 based on eligible accounts receivable which can be used to collateralize such borrowings.

         During the second quarter of fiscal 1997 the Company issued 100,000 shares of newly issued Series C convertible preferred stock in exchange for $25 million. During the second quarter, the Company also completed a sale/leaseback of its 150,000 square foot Phoenix manufacturing and administrative facility. The facility was sold for $18.7 million and leased back to the Company for an initial fifteen year term and two five year renewal options. Proceeds from these financings were used to repay a $10 million term loan and for working capital purposes.

         The Company believes that its cash and cash equivalents will be sufficient to fund the Company's operations through the end of fiscal 1997. Additional new debt or equity financing may be required in fiscal 1998 to fund the Company's operations. There can be no assurance that such additional financing will be available when needed or if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock and may incur substantial dilution.

FACTORS AFFECTING OPERATING RESULTS

         Limited Operating History with Annual and Quarterly Losses. Prior to the Company's acquisition of Westech in fiscal 1994, the Company did not have significant revenue. The Company had a net loss in fiscal 1994 and fiscal 1996 of $8.9 million and $10.7 million, respectively. The Company had a net loss of $3.4 million in the first quarter of fiscal 1997. The Company had a net loss of $37.0 million in the second quarter of fiscal 1997, due in part to one-time charges of $42.6 million in the quarter. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will be profitable in fiscal 1997 or on a quarterly basis.

         Operating Results Subject to Quarterly Fluctuations for Varied Reasons. The Company's operating results are subject to quarterly fluctuations due to a variety of factors, including industry-wide changes in the demand for semiconductors or for semiconductor production equipment; the timing of significant shipments and delays or cancellations or postponement of orders; acceptance of the Company's products; the gain or loss of significant customers; competitive pressures; availability and costs of components from the Company's suppliers; the timing of product announcements and introductions by the Company, its customers or its competitors; the timing and structure of acquisitions and dispositions or spin-offs; changes in the mix of products sold; the level of international sales, which have lower margins than domestic sales; delayed or canceled construction of wafer fabrication facilities by customers; research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's and its customers' products; reductions in personnel and the sufficiency of capital resources to support operations at current levels. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above.

         The Company has experienced adverse effects from some of these factors in the past and may experience them in the future. For example, the Company's results in fiscal 1994 were adversely impacted by an engineering redesign of its 372M CMP product. In the second quarters of fiscal 1995 and 1996, the Company had losses due to nonrecurring charges associated with the Athens, GAARD and HDOS acquisitions. The Company had a loss in the first quarter of fiscal 1997, primarily because IPEC Clean and IPEC Precision manufactured products and incurred operating expenses based on sales plans which were not achieved, and to a lesser degree due to increased cost of goods sold arising from warrants issued to a major customer as described below. While the Company has attempted to reduce its operating expenses, due to industry conditions, there can be no assurance that the Company will be profitable in future quarters. The Company incurred a net loss in the second quarter of fiscal 1997, primarily due to a $25.0 million charge for estimated losses on disposal of IPEC Clean and a $17.6 million charge for asset write downs due to discontinuation of the Company's Avanti 672 product development effort. If current industry conditions continue, the Company expects that revenue for fiscal 1997 will be below the $148.7 million of revenue recorded in fiscal 1996.

         Results of operations in any period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

         The Timing of Significant Shipments, Delays or Cancellation or Postponement of Orders Can Impact Quarterly Results. The Company derives most of its revenue from the sale of products in a price range from $100,000 to $1,300,000 per unit and the sale of a clustered system can be priced much higher. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. The Company has previously experienced order and delivery delays and cancellations which caused the Company to miss its quarterly revenue and profit projections and there can be no assurance that the Company can avoid such order and delivery delays in the future. Significant shipments by IPEC Precision are not expected before the fourth quarter of fiscal 1997. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development and engineering make it difficult to reduce expenses in a particular quarter if the Company's sales goals for the quarter are not met. Any inability to reduce spending quickly enough to mitigate any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations.

         Fiscal 1997 Cost of Goods Sold Will Increase Due to Issuance of Warrants. The Company's fiscal 1997 operating results will also be affected by the Company's exercise of its right to cause a significant customer to accelerate planned orders and the issuance to the customer of additional warrants to purchase IPEC Common Stock. During the first quarter of fiscal 1997, the customer agreed to accelerate certain orders into the first three quarters of fiscal 1997. The Company committed to issue, during the first three quarters of fiscal 1997, warrants to purchase an aggregate minimum of 155,000 shares and an aggregate maximum of 250,000 shares of Common Stock. Costs associated with the aggregate minimum purchase of 155,000 shares were incurred in the first quarter of fiscal 1997, resulting in a $657,000 increase in cost of goods sold. Costs associated with an additional 45,000 shares were incurred in the second quarter of fiscal 1997 resulting in a $191,000 increase in cost of goods sold. The number of warrant shares to be issued depends on the extent to which the Company accelerates shipments to the customer. Should additional orders be accelerated into the third quarter, the Company could incur costs for the remaining 50,000 shares resulting in a $211,000 increase in cost of goods sold. To the extent orders are accelerated during fiscal 1997, this may reduce shipments anticipated for fiscal 1998. There can be no assurance that the Company can obtain replacement orders for shipment in fiscal 1998.

           The Company Depends on Small Number of Major Customers. A small number of customers account for a significant percentage of the Company's sales volume and revenue. In fiscal 1995, Intel, IBM and Motorola represented 16%, 24% and 16%, respectively, of the Company's revenue. In fiscal 1996, Intel and IBM represented 35% and 11% of the Company's revenue, respectively. In the first six months of fiscal 1997, Intel represented 45% of the Company's revenue. The Company anticipates that its revenue will continue to depend on a limited number of major customers, although the companies considered major customers and the percentage of the Company's revenue represented by each major customer may vary from quarter to quarter. The loss of a major customer or any material reduction in orders by such customers, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers and the general economy.

         The Company Depends on Sales of its Existing CMP Equipment and Products under Development. The Company derives virtually all of its revenue from sales by IPEC Planar. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. Sales of certain of the Company's products generally depend on new facility construction projects and facility upgrades. The Company's strategy depends in part on developing and introducing products which lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, throughput, reliability, footprint and wafer yields. The Company believes that its future success will depend in part upon its ability to develop and enhance its existing products and develop new products to meet such anticipated technological changes.

         The Company's future results are highly dependent on market acceptance of the Company's AvantGAARD 676, which is designed to be a high-throughput metal and oxide CMP tool. IPEC Precision has been developing its Plasma Jet wafer etching tool. Semiconductor equipment companies often experience delays in completing advanced products. In the past the Company has experienced delays in developing new CMP tools and processes and the Plasma Jet tool. The Company cannot assure that any product in development will be completed as scheduled or that completed products will be commercially adopted.

         If any of the Company's products currently under development are not commercialized in a timely manner, the Company could be required to write off inventory and other assets related to the development project. The Company incurred a $17.6 million asset write-off in the second quarter of fiscal 1997 for discontinuance of the Avanti 672 product development program. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry.

         The Company is attempting to market product bays and, with other companies, to develop "performance optimized production systems" ("POPS"). The Company may need access to certain products manufactured by IPEC Clean for product bays or POPS. Due to the early stage of efforts to dispose of IPEC Clean, the Company cannot predict whether the Company will continue to have access to these products.

         The Company May be Adversely Affected by Intensely Competitive Market in Which it Participates. The semiconductor equipment industry is an intensely competitive market. The Company believes that direct domestic and international competition in CMP polisher systems and clustered CMP polisher and cleaning systems is likely to increase substantially. The Company is aware of a number of companies currently marketing CMP systems that directly compete with the Company's systems. Competition is increasing significantly in the market for high throughput planarization systems. In December 1995 Applied Materials, Inc. announced a CMP system for oxide that has not yet been commercially accepted, but which would compete directly with the Company's CMP product offerings.

The Company is aware that other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which may reduce the need for the Company's products.

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

         The Company Is Subject to Risks Associated with International Sales. International sales accounted for approximately 18% and 28% of the Company's revenue in fiscal 1995 and 1996, respectively. International sales were approximately 37% of revenue in the first six months of fiscal 1997. International sales may carry lower gross margins than domestic sales. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods. International sales are subject to certain inherent risks including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country.

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

         The Company's Strategy Relies on Increased Penetration of the Asian Market. The Company believes that its future success will depend in part upon continued acceptance of its products by Asian semiconductor manufacturers. This market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. Asian manufacturers may develop alternative techniques, or may enhance existing techniques such as spin-on glass and deposited glass, to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron. The Company currently sells its products in Asian countries through distributors. If the Company determines to develop a direct presence in these markets, particularly Japan, such decision would require the allocation of substantial management and financial resources, may adversely affect the Company's relationship with its current distributors, and would increase a number of risks related to international sales as described above.

         The Semiconductor Industry Is Cyclical, Causing Fluctuations in the Company's Results. The Company's business depends upon capital expenditures by manufacturers of semiconductor devices, primarily for the opening of new or expansion of existing fabrication facilities which, in turn, depends upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and has experienced significant overall growth in recent years, which has resulted in growth in the semiconductor capital equipment industry. However, the semiconductor industry is currently experiencing a downturn, which could have a severe adverse effect on the industry's demand for semiconductor processing equipment. In certain instances, industry downturns have lasted for extended periods of time. There can be no assurance that past growth in the semiconductor and semiconductor capital equipment industries, or the resulting growth in the Company's business, can be sustained in the future or that the recent downturn in the market will not continue.

         The Company's planned operations assume that a significant portion of new orders will result from demand from semiconductor manufacturers building or expanding fabrication facilities for advanced multi-level semiconductor devices with design requirements of 0.5 micron and below, and there can be no assurance that such demand will exist.

         Acquisitions May Adversely Affect Operating Results. The Company's growth in annual revenues from fiscal 1994 through fiscal 1996 has resulted not only from expansion of its core CMP business, but also from acquisitions in fiscal 1994, 1995 and 1996. The Company's expansion through acquisitions has resulted in significantly higher operating expenses, particularly because the Company's strategy has been to initially operate each acquired business independently, resulting in separate marketing, customer support and administrative functions. The companies acquired had not operated profitably before their acquisition by IPEC. IPEC Precision has not yet achieved significant revenue from shipments of production equipment.

         Future Acquisitions and Dispositions May Require Significant Resources and Adversely Affect Results. The Company's strategy is to obtain additional wafer fabrication technologies and may involve, in part, acquisitions of products, technologies or businesses from third parties. In addition, the Company may make additional acquisitions to obtain additional distribution capacity in specified geographic markets. An acquisition could absorb substantial cash resources, require the Company to incur or assume debt obligations, or involve the issuance of additional Common Stock which could dilute the Company's outstanding Common Stock. An acquisition which is accounted for as a purchase, like the acquisitions of Westech, Athens, GAARD or the Precision Materials Operation of HDOS, could involve significant one-time non-cash write-offs, or could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

         The Company may dispose of or spin off portions of its businesses which the Company determines are not complementary to its strategy. The Company intends to dispose of IPEC Clean by the end of fiscal 1997, but discussions with potential acquirers are at an early stage. The financial impact of any disposition of IPEC Clean cannot currently be predicted. Any acquisition or disposition could absorb significant management time and could adversely affect the Company's business, financial condition and results of operations.

         The Industry Has Not Broadly Accepted the Company's Products. The CMP process is in an early stage of implementation and has not yet been broadly adopted by semiconductor manufacturers for volume production. Most major semiconductor manufacturers are beginning to introduce the CMP process only for pilot line production of integrated circuits with three or more metal layers and line widths at or less than 0.5 micron. Only a limited number of semiconductor manufacturers are producing commercial quantities of integrated circuits with these characteristics using CMP machines. To date, the Company's products have been used primarily in the manufacture of advanced semiconductor logic and memory devices.

         Similarly, IPEC Precision's products are based on technologies which have not been adopted by the semiconductor manufacturing industry, and there can be no assurance that customers will accept these products, or that these products can be sold profitably or in volume.

         The Company May Need to Raise Capital on Unfavorable Terms. The Company believes that its cash and cash equivalents are sufficient to support its operation through fiscal 1997. Additional new debt or equity financing may be required in fiscal 1998 to fund the Company's operations. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock, and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to make continued capital investments.

         The Company Would be Adversely Affected if Suppliers Could Not Deliver Goods and Services. The Company relies on a limited number of independent manufacturers to provide certain components in assemblies made to the Company's specifications and use in the Company's products. In the event that the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties that resulted in the reduction or interruption of supply to the Company, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company purchases certain key components from qualified vendors for which alternative qualified sources are not currently available. Any prolonged inability to obtain adequate amounts of qualified components would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company Depends on Proprietary Technology and Protection is Uncertain. The Company's success depends in significant part on the proprietary nature of its technology. Patents issued to the Company may not provide the Company with meaningful advantages. Patents issued to the Company may be challenged. The two initial patents relating to the Company's single wafer planarization system products are scheduled to expire in 1997. In 1993, the technology covered by these patents currently forming the basis of the CMP process and used in the Company's primary products was licensed on a royalty-free basis to a competitor pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $125,000 remained outstanding at December 31, 1996. The Company currently has no patents with respect to its acid reprocessing technology outside the United States. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology prior to the issuance of a patent, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

         The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees and other parties. These agreements may be breached. The Company may not have adequate remedies for any breach. The Company's trade secrets may become known to or independently developed by others.

         The Company Is Subject to Infringement Claims. In the future the Company may receive notice of claims of infringement of other parties' proprietary rights. If any Company equipment is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the equipment in the applicable country. The Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. Expensive and time-consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others.

         The Company Has Significant License Agreements. The Company also has entered into significant agreements that provide for the escrow, licensing and royalty payment of the Company's technology to various third parties. The Company manufactures the AvantGAARD 676 under a license from a volume manufacturer of advanced microprocessors. The Company has escrowed technical data sufficient to permit such manufacturer to manufacture the Company's AvantGAARD 676 for release if the Company does not meet certain criteria regarding product or spare part delivery schedules to the manufacturer. If the data is released from escrow, the manufacturer could manufacture the AvantGAARD 676 or have the AvantGAARD 676 manufactured by others for its use. The escrow terminates in October 1998.

         The Company Is Exposed to Product Liability and Environmental Regulations. The nature of the Company's business exposes it to product liability claims, as well as the risk that harmful substances will escape into the workplace and the environment and cause damage or injuries. For example, in June 1995 and again in July 1996, an acid reprocessor malfunctioned and caused sulfuric acid to escape from its quartz cylinder container. In these instances no acid escaped from the compartment containing the quartz cylinder and no damage to the manufacturing facility resulted. The Company's products could malfunction in the future and damage a customer's facilities. The Company and its customers are subject to stringent federal, state and local regulations governing the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing operations. Current or future regulations could require the Company or its customers to make substantial expenditures for preventive or remedial action, reduction of chemical exposure or waste treatment or disposal. To the extent that the Company's strategy to provide integrated on-site wet chemical management services to its customers is successful, the Company faces increased risks with respect to environmental and occupational health and safety liabilities.

         The Company Depends on its Key Personnel. The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel. The competition for such personnel is intense. The loss of certain key people or the Company's inability to attract and retain new key employees could have a material adverse effect on the Company's business, financial condition and results of operations. During July and October 1996, the Company effected reductions in its work force to reduce its expenses and may do so in the future. Repeated layoffs could adversely affect the retention of employees, and could adversely affect the Company's ability to hire new personnel if industry conditions improve and the Company's volume of production increases. Personnel terminations at IPEC Precision included technical personnel, who could be difficult to replace if IPEC Precision successfully markets its products and requires additional engineering staff to support customers. The Company's announcement that it intends to discontinue IPEC Clean's operations could adversely affect retention of IPEC Clean personnel. If key employees depart IPEC Clean, this could adversely affect IPEC Clean's operations, which in turn could adversely affect the Company's ability to sell or otherwise dispose of IPEC Clean.

         Stock Price is Volatile. The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter to quarter variations in the actual or anticipated financial results of the Company or of other companies in the semiconductor industry, or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks in particular and that have often been unrelated or disproportionate to the operating performance of these companies. These factors may adversely affect the market price of the Common Stock.

                          PART II -- OTHER INFORMATION

ITEM 2.     CHANGES  IN SECURITIES

         The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, 3,500,000 shares of Class A Common Stock, and 2,000,000 shares of Preferred Stock. 21,478, 21,478 and 21,478 shares of Preferred Stock have been designated Series B-1, B-2 and B-3 Preferred Stock, respectively. 100,000 shares of Preferred Stock have been designated as Series C Preferred Stock.

COMMON STOCK AND CLASS A COMMON STOCK

         The rights of the holders of the Common Stock and the Class A Common Stock are essentially identical, except that: (i) the holders of the Common Stock are entitled to one vote per share, and holders of Class A Common Stock are entitled to four votes per share with respect to all matters on which holders of the Company's Common Stock are entitled to vote, (ii) if stock dividends, splits, distributions, reverse splits, combinations, reclassification of shares, or other recapitalizations (collectively, "recapitalizations") are declared or effected, such recapitalizations shall be effected in a like manner with respect to the Common Stock and the Class A Common Stock except that payments in shares of capital stock shall be paid in Common Stock with respect to Common Stock and Class A Common Stock with respect to Class A Common Stock, and (iii) shares of Class A Common Stock are convertible into Common Stock at the option of the holder at any time on a share-for-share basis.

         Shares of Class A Common Stock are automatically converted into shares of Common Stock upon their transfer to any person other than the following transferees (the "Permitted Transferees"): (a) the spouse, lineal descendants or adopted children ("Family Members"); (b) a trust for the sole benefit of Family Members; (c) a partnership or a corporation wholly owned by Class A Common Stockholders and their Family Members; and (d) any other Class A Common Stockholders. Class A Common Stock held by a partnership or a corporation may be transferred to its partners or stockholders existing at the time a transferor acquired its Class A Common Stock or if such Partner or stockholder is a Permitted Transferee. There is no trading market for the Class A Common Stock.

         Subject to the preferences of the Preferred Stock, holders of the Common Stock and Class A Common Stock have equal ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors and are entitled to share ratably, as a single class, in all of the assets of the Company available for distribution to holders of shares of Common Stock and Class A Common Stock upon the liquidation, dissolution or winding up of the affairs of the Company. Holders of Common Stock do not have preemptive, subscription or conversion rights. There are no redemption or sinking fund provisions for the benefit of the Common Stock or Class A Common Stock in the Company's Certificate of Incorporation.

PREFERRED STOCK

         The Preferred Stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Board in the resolutions authorizing the issuance of that particular series. In designating any series of Preferred Stock, the Board may, without further action by the holders of

Common Stock, fix the number of shares constituting that series and fix the dividend rights, dividend rate, conversion rights, voting rights (which may be greater or lesser than the voting rights of the Common Stock), rights and terms of redemption (including any sinking fund provisions), and the liquidation preferences of the series of Preferred Stock.

         The holders of the Series B-1, B-2 and B-3 Preferred Stock have no voting rights except as required by law or in connection with an amendment of the Certificate of Incorporation of the Company which may adversely affect their preferences, rights, powers or privileges. The holders of the Series B-1, B-2 and B-3 Preferred Stock are entitled to an annual cumulative dividend of $5.59 per share, accruing from September 3, 1993, payable on each December 31 and June 30, beginning on June 30, 1994, June 30, 1995 and June 30, 1996 for the Series B-1, B-2 and B-3 Preferred, respectively. Upon the dissolution or liquidation of the Company, the holder of each share of Series B-1, B-2 and B-3 Preferred Stock shall be entitled to payment of $93.12 before the holders of the Common Stock or Class A Common Stock (or any other series of Preferred Stock which is junior to the Series B Preferred Stock on dissolution or liquidation) receive any payment. Each share of Series B-1 and B-2 Preferred Stock is convertible into 12.54 and
11.41 shares of Common Stock, respectively. Each share of Series B-3 Preferred Stock is convertible into 15 shares of Common Stock. The conversion rate on the Series B Preferred Stock would be adjusted in the event of a stock dividend, stock split, combination or reclassification of the Common Stock. The Series B Preferred Stock has certain anti-dilution rights upon certain issuances of rights or warrants and distributions of indebtedness on the Common Stock. The Series B-1, B-2 and B-3 Preferred Stock is not subject to redemption.

         The holders of Series C Preferred Stock have no voting rights except as required by law or in connection with an amendment of the Certificate of Incorporation of the Company which may adversely affect their preferences, rights, powers or privileges. The holders of Series C Preferred Stock are not entitled to any dividends. Upon liquidation or dissolution of the Company, the holders of Series C Preferred Stock are entitled to receive $250.00 per share before any payment is made or set apart for the holders of Common Stock or any other series or class of stock of the Company ranking junior to the Series C Preferred Stock. The Series C Preferred Stock is convertible at the holder's option into shares of Common Stock and will automatically convert into Common Stock on December 31, 2002. Each share of Series C Preferred Stock is convertible at the lesser of (i) a 1% premium over the average of the volume weighted average daily market prices of the Common Stock over a 40-day pricing period, or (ii) a 15% premium over the average of the volume weighted average daily market prices of the Common Stock during the first 5 days of the 40-day pricing period. The number of shares of Common Stock to be issued upon conversion will vary based on future stock price movements. The conversion rate on the Series C Preferred Stock would be adjusted proportionately in the event of a stock dividend, stock split, combination or reclassification of the Common Stock.

         If at any time the conversion of the Series C Preferred Stock would cause the number of shares of Common Stock held by the holder of Series C Preferred Stock to exceed 19.9% of the number of shares of Common Stock outstanding on December 16, 1996, and such circumstances would require the approval of the holders of Common Stock pursuant to the rules of the Nasdaq National Market (or such other exchanges or other interdealer quotation system on which Common Stock is then listed or quoted), then no more Series C Preferred Stock can be converted by the holder until the Company's stockholders approve the issuance of Common Stock which would allow the Company to issue additional shares of

Common Stock to the holder above the 19.9% limit. If the necessary stockholder approval is not obtained within a specific time, the Company must either repurchase the unconvertible Series C Preferred Stock or convert them into a note with interest at 15% per year. In addition, if at any time the number of authorized but unissued shares of Common Stock is not sufficient to effect the conversion of all the then outstanding shares of the Series C Preferred Stock and the Company fails to eliminate this deficiency within a specified time, the Company must either repurchase the unconvertible Series C Preferred Stock or convert the shares into a note with interest at 15% per year.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) An annual meeting of stockholders of the Company was held on November 21, 1996.

         (b) The name of each director elected at the meeting is as follows: Harold C. Baldauf, Sanjeev R. Chitre, Roger D. Emerick, William J. Freschi, Kenneth Levy, and Roger D. McDaniel.

         (c) The matters voted upon and the results of the voting were as follows:

                  (1) The following six persons were elected as Directors at the annual meeting pursuant to the following vote:

                                                    Votes For       Votes Withheld
                                                    ---------       --------------
                           Harold C. Baldauf        10,374,667        204,889
                           Sanjeev R. Chitre        10,362,867        216,689
                           Roger D. Emerick         10,376,167        203,389
                           William J. Freschi       10,375,167        204,389
                           Kenneth Levy             10,375,367        204,189
                           Roger D. McDaniel        10,323,267        256,289

                  (2) The appointment of KPMG Peat Marwick, LLP as the independent auditors of the Company was ratified at the annual meeting pursuant to the following vote:

                           Votes For:                        10,413,407

                           Votes Against:                        54,499

                           Votes Abstaining:                    111,650

                           Broker Non-Votes:                        ---

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1     Lease Agreement between Seldin Properties and
                           Integrated Process Equipment Corporation, dated
                           December 26, 1996.


         (b)      Reports on Form 8-K:

                  A report on Form 8-K was filed on December 30, 1996 reporting
                  (under Item 5) with respect to the issuance of $25 million of newly issued Series C Convertible Preferred Stock and a warrant to acquire up to 456,000 shares of the Registrant's common stock.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February   , 1997                  INTEGRATED PROCESS EQUIPMENT CORP.
                                         AND SUBSIDIARIES


                                         By: /s/ John S. Hodgson
                                            ----------------------------------
                                            John S. Hodgson
                                            Vice President
                                            and Chief Financial Officer