Form 10-Q/A
period 1996-12-31
INTEGRATED PROCESS EQUIPMENT CORP
filed 1997-03-21
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                 FORM 10-Q/A-1


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

                                EXPLANATORY NOTE

        This Quarterly Report on Form 10-Q/A-1 for the quarter ended December 31, 1996 is filed solely to add an exhibit to Item 6. The contents of the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (File No. 0-20470) are hereby incorporated by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  10.1     Lease Agreement between Seldin Properties and
                           Integrated Process Equipment Corporation, dated
                           December 26, 1996.

                  10.2     Amendment to Loan Agreement between Wells Fargo
                           Bank and Integrated Process Equipment Corp., dated February 10, 1997.

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



Date: March 21, 1997                     INTEGRATED PROCESS EQUIPMENT CORP.
                                         AND SUBSIDIARIES



                                         By: /s/ John S. Hodgson
                                            ----------------------------------
                                            John S. Hodgson
                                            Vice President
                                            and Chief Financial Officer