Form 10-Q
period 1997-03-31
INTEGRATED PROCESS EQUIPMENT CORP
filed 1997-05-14
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
(MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

________________________________________________________________________________
   Former name, former address and former fiscal year, if changed since last report.

         Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of May 9, 1997, 456,650 shares of Class A Common Stock and 16,549,769 shares of Common Stock of the registrant were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                   JUNE 30,         MARCH 31,
ASSETS                                                                                               1996             1997
                                                                                                   ---------        ---------
                                                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                                      $  11,325        $  18,598
    Accounts receivable                                                                               34,089           49,883
    Inventories                                                                                       23,437           34,959
    Prepaid expenses                                                                                     946            1,213
    Deferred income taxes                                                                              5,175           13,646
    Net assets of discontinued operations                                                             29,719            3,933
                                                                                                   ---------        ---------
            Total current assets                                                                     104,691          122,232
                                                                                                   ---------        ---------

Property, plant and equipment, net                                                                    50,225           24,801
Intangible assets, net                                                                                15,135           12,453
Deferred income taxes                                                                                 13,175           17,880
Other assets                                                                                           1,475            1,564
                                                                                                   ---------        ---------

                                                                                                   $ 184,701        $ 178,930
                                                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                                  $   2,056        $     124
    Current portion of long-term debt                                                                  1,886            2,284
    Accounts payable                                                                                  11,961           13,943
    Accrued liabilities                                                                               17,708           26,982
                                                                                                   ---------        ---------
            Total current liabilities                                                                 33,611           43,333

Long-term debt, less current portion                                                                  22,753           11,905
                                                                                                   ---------        ---------
            Total liabilities                                                                         56,364           55,238
                                                                                                   ---------        ---------

Stockholders' equity:
Preferred stock, $ .01 par value per share. Nonvoting, authorized 2,000,000 shares:
    Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding
      20,941 shares at June 30, 1996 and 14,543 shares at March 31, 1997.  Liquidation
        preference of $1,354.                                                                             --               --
    Series B-2 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding
      20,941 shares at June 30, 1996 and 19,544 shares at March 31, 1997.  Liquidation
        preference of $1,820.                                                                             --               --
    Series B-3 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding
      21,210 shares at June 30, 1996 and 9,898 shares at March 31, 1997.  Liquidation
        preference of $922.                                                                               --               --
Common stock, $.01 par value per share.  Authorized 50,000,000 shares; one vote per share;
    issued and outstanding 14,238,406 shares at June 30, 1996 and 16,486,070 shares at
        March 31, 1997.                                                                                  142              164
Class A common stock, $.01 par value per share.  Authorized 3,500,000 shares, four votes per share; issued and outstanding 521,650 shares at June 30, 1996 and 456,650 shares at
        March 31, 1997.                                                                                    5                5
Additional paid-in capital                                                                           151,730          185,705
Accumulated deficit                                                                                  (23,546)         (62,224)
Foreign currency translation adjustment                                                                    6               42
                                                                                                   ---------        ---------
            Total stockholders' equity                                                               128,337          123,692
                                                                                                   ---------        ---------
                                                                                                   $ 184,701        $ 178,930
                                                                                                   =========        =========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              MARCH 31,                   MARCH 31,
                                                                       -----------------------     -----------------------
                                                                         1996          1997          1996          1997
                                                                       ---------     ---------     ---------     ---------
Revenue                                                                $  39,864     $  37,019     $ 106,838     $ 102,088
Cost of goods sold                                                        23,217        20,202        60,501        59,725
                                                                       ---------     ---------     ---------     ---------
            Gross margin                                                  16,647        16,817        46,337        42,363
                                                                       ---------     ---------     ---------     ---------

Operating expenses:
    Research and development                                               4,589         5,586        10,915        17,536
    Purchased research and development                                        --            --        36,961            --
    Selling, general and administrative                                    8,193         7,761        19,402        20,878
    Program discontinuance charge                                             --            --            --        17,601
                                                                       ---------     ---------     ---------     ---------
            Total operating expenses                                      12,782        13,347        67,278        56,015
                                                                       ---------     ---------     ---------     ---------

            Operating income (loss)                                        3,865         3,470       (20,941)      (13,652)

Other income (expense):
    Interest income                                                          371           203         1,526           406
    Interest expense                                                      (1,117)         (237)       (1,362)       (1,410)
    Other, net                                                               182            (3)          363           256
                                                                       ---------     ---------     ---------     ---------
            Total other income (expense)                                    (564)          (37)          527          (748)
                                                                       ---------     ---------     ---------     ---------

            Income (loss) from continuing operations before
              income taxes                                                 3,301         3,433       (20,414)      (14,400)
Income tax expense (benefit)                                               1,181         1,305        (8,267)       (4,844)
                                                                       ---------     ---------     ---------     ---------

            Net income (loss) from continuing operations                   2,120         2,128       (12,147)       (9,556)

Discontinued operations:
    Income (loss) from operations of IPEC Clean, Inc., net of taxes          576            --          (591)       (3,614)
    Loss on disposal of IPEC Clean, Inc., net of taxes                        --            --            --       (24,950)
                                                                       ---------     ---------     ---------     ---------

            Net income (loss) from discontinued operations                   576            --          (591)      (28,564)
                                                                       ---------     ---------     ---------     ---------

            Net income (loss)                                              2,696         2,128       (12,738)      (38,120)

Cumulative dividend on preferred stock                                       (90)          (61)         (489)         (223)
                                                                       ---------     ---------     ---------     ---------

            Net income (loss) attributable to common stockholders      $   2,606     $   2,067     $ (13,227)    $ (38,343)
                                                                       =========     =========     =========     =========


Income (loss) per common share:
    From continuing operations                                         $     .13     $     .11     $    (.88)    $    (.65)
    From discontinued operations                                             .04            --          (.04)        (1.88)
                                                                       ---------     ---------     ---------     ---------
Income (loss) per common share                                         $     .17     $     .11     $    (.92)    $   (2.53)
                                                                       =========     =========     =========     =========

Shares used in per share calculation                                      15,376        18,289        14,356        15,154
                                                                       =========     =========     =========     =========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Series B                    Series C
                                             Preferred Stock             Preferred Stock                 Common Stock
                                        -------------------------    -------------------------     ------------------------
                                          Shares         Amount        Shares         Amount         Shares        Amount
                                        ----------     ----------    ----------     ----------     ----------    ----------
Balance - June 30, 1996                     63,092     $       --            --     $       --     14,238,406    $      142

Net loss                                        --             --            --             --             --            --

Retirement of Series B-1
   Preferred Stock                          (5,369)            --            --             --             --            --

Conversion of Series B
  Preferred Stock                          (13,738)            --            --             --        198,522             2

Conversion of Class A
  Common Stock                                  --             --            --             --         65,000            --

Issuance of Warrants                            --             --            --             --             --            --

Exercise of Stock Options
 (including tax benefits of $2,014)             --             --            --             --        647,544             7

Employee Stock Purchase Plan                    --             --            --             --         52,637            --

Issuance of Series C Preferred Stock            --             --       100,000              1             --            --
 (less costs of $1,600)

Conversion of Series C
  Preferred Stock                               --             --      (100,000)            (1)     1,283,961            13

Cumulative translation adjustment               --             --            --             --             --            --

Dividends Paid                                  --             --            --             --             --            --
                                        ----------     ----------    ----------     ----------     ----------    ----------

Balance - March 31, 1997                    43,985     $       --            --     $       --     16,486,070    $      164
                                        ==========     ==========    ==========     ==========     ==========    ==========


                                                Class A                                              Foreign
                                              Common Stock          Additional                      Currency
                                        -------------------------     Paid-In      Accumulated     Translation
                                          Shares         Amount       Capital        Deficit       Adjustment
                                        ----------     ----------    ----------     ----------     ----------
Balance - June 30, 1996                    521,650     $        5    $  151,730     $  (23,546)    $        6

Net loss                                        --             --            --        (38,120)            --

Retirement of Series B-1
   Preferred Stock                              --             --          (500)            --             --

Conversion of Series B
  Preferred Stock                               --             --            (2)            --             --

Conversion of Class A
  Common Stock                             (65,000)            --            --             --             --

Issuance of Warrants                            --             --         1,059             --             --

Exercise of Stock Options
 (including tax benefits of $2,014)             --             --         9,333             --             --

Employee Stock Purchase Plan                    --             --           698             --             --

Issuance of Series C Preferred Stock            --             --        23,399             --             --
 (less costs of $1,600)

Conversion of Series C
  Preferred Stock                               --             --           (12)            --             --

Cumulative translation adjustment               --             --            --             --             36

Dividends Paid                                  --             --            --           (558)            --
                                        ----------     ----------    ----------     ----------     ----------

Balance - March 31, 1997                   456,650     $        5    $  185,705     $  (62,224)    $       42
                                        ==========     ==========    ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ---------------------
                                                                             1996         1997
                                                                           --------     --------
Cash flows from operating activities:
   Net loss                                                                $(12,738)    $(38,120)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
        Purchased research and development                                   36,961           --
        Program discontinuance charge                                            --       17,601
        Loss on disposal of IPEC Clean, Inc., net of taxes                       --       24,950
        Depreciation and amortization                                         4,068        8,378
        Deferred tax benefit                                                (15,855)     (11,162)
        Acquisition adjustments                                                  --         (865)
        Costs of warrants issued                                                 --        1,059
        Changes in assets and liabilities:
           (Increase) in accounts receivable                                 (7,846)     (15,877)
           (Increase) decrease in inventories                                 3,435      (20,523)
           (Increase) in prepaid expenses and other assets                   (1,479)        (356)
           Increase in accounts payable                                       3,194        1,982
           Increase in accrued liabilities                                    7,703        4,774
           (Increase) decrease in net assets of discontinued operations      (7,620)         836
                                                                           --------     --------
              Net cash provided by (used in) operating activities             9,823      (27,323)
                                                                           --------     --------

Cash flows from investing activities:
    Purchases of property and equipment                                     (30,497)      (2,579)
    Proceeds from sale of property and equipment                                431       20,417
    Purchase of subsidiaries, net of cash acquired                          (23,641)          --
                                                                           --------     --------
             Net cash provided by (used in) investing activities            (53,707)      17,838
                                                                           --------     --------

Cash flows from financing activities:
    Proceeds from long-term debt                                             26,000        4,407
    Repayment of long-term debt and capital leases                          (14,409)     (17,195)
    Repayment of notes payable                                              (11,000)      (1,356)
    Payment of preferred stock dividends                                       (438)        (558)
    Net proceeds from issuance of Series C preferred stock                       --       23,400
    Net proceeds from issuance of common stock
      and warrants                                                            4,482        8,024
                                                                           --------     --------
              Net cash provided by financing activities                       4,635       16,722
                                                                           --------     --------

Effect of exchange rate changes on cash                                          --           36
                                                                           --------     --------

Net increase (decrease) in cash and cash equivalents                        (39,249)       7,273

Cash and cash equivalents, beginning of period                               65,790       11,325
                                                                           --------     --------

Cash and cash equivalents, end of period                                   $ 26,541     $ 18,598
                                                                           ========     ========





Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                              $    743     $  1,644
                                                                           ========     ========
     Cash paid for taxes during the period                                 $  3,317     $    453
                                                                           ========     ========

Supplemental disclosure of noncash activities:
    Release from escrow (retirement) of Class B 6% cumulative
      convertible preferred stock issued for the Westech acquisition       $  2,000     $   (500)
                                                                           ========     ========

See accompanying notes to condensed consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PREPARATION:

         The accompanying condensed consolidated financial statements as of March 31, 1997 and for the three month and nine month periods ended March 31, 1996 and 1997 are unaudited; however, in the opinion of the management of Integrated Process Equipment Corp. ("IPEC") and subsidiaries (the "Company"), such statements include all adjustments (consisting solely of normal recurring accruals, provisions for discontinued operations and program discontinuance charges) necessary for the fair statement of the information presented therein. The condensed consolidated balance sheet as of June 30, 1996 was derived from the audited financial statements at such date.

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

ESTIMATES IN FINANCIAL STATEMENTS:

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

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The Company is organized into two divisions. IPEC Planar manufactures CMP equipment and CMP-related products. IPEC Precision manufactures advanced plasma-assisted chemical etching equipment and metrology equipment for use primarily in manufacturing of silicon wafers and semiconductor devices.

Westech Systems, Inc.:

         On September 3, 1993, IPEC acquired Westech Systems, Inc. ("Westech"), a privately owned company engaged in manufacturing chemical mechanical planarization equipment for the semiconductor industry. Westech was renamed IPEC Planar Phoenix, Inc. On January 1, 1997, IPEC Planar Phoenix was renamed IPEC Planar, Inc.

Acquisition of Athens Corp.:

         On November 22, 1994, the Company acquired approximately 94% of the outstanding common stock of Athens Corp. ("Athens"), a privately owned company engaged in manufacturing wet process reprocessing systems for the semiconductor industry. The purchase price consisted of 1,095,695 shares of the Company's common stock. The Company acquired the remaining 6% in the first quarter of fiscal 1996 in exchange for 211,670 shares of the Company's common stock. The name of Athens was subsequently changed to IPEC Clean, Inc. ("IPEC Clean"). The operations of IPEC Clean were discontinued in the second quarter of fiscal 1997.

Acquisition of GAARD Automation, Inc.:

         On October 30, 1995, the Company acquired all of the outstanding common stock of GAARD Automation, Inc. ("GAARD"), a privately owned company that developed advanced high throughput CMP systems for metal and oxide planarization. GAARD also designs and manufactures custom flexible automation systems used outside the semiconductor industry. The name of GAARD was subsequently changed to IPEC Planar Portland, Inc. On January 1, 1997, IPEC Planar Portland was merged into IPEC Planar, Inc.

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

Pro forma financial information:

         Pro forma summary of consolidated operations (excluding charges for purchased in-process research and development) for the nine months ended March 31, 1996, assuming the acquisitions of GAARD and Precision had taken place on July 1, 1995 is as follows (in thousands, except per share amounts):

                                        Nine Months Ended
                                          March 31, 1996
                                          --------------
Revenues                                     $114,987
Net income from continuing operations        $ 10,312
Net income (loss)
  from discontinued operations               $   (591)
Net income per common share
  from continuing operations                 $    .72
Net income (loss) per common share
  from discontinued operations               $   (.04)

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

New Accounting Standards:

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted Statement 121 in the first quarter of 1997, and this adoption did not have a material impact on the condensed consolidated financial statements.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement 128 would have been $.13 and $.11 for the three months ended March 31, 1997 and ($2.53) and ($2.14) for the nine months ended March 31, 1997.

INVENTORIES:

         Inventories are summarized as follows (in thousands):

                                                  June 30, 1996   March 31, 1997
                                                  -------------   --------------
                                                                   (Unaudited)
         Raw materials                              $ 14,318         $ 27,794
         Work in process                              10,165           17,508
         Finished goods                                  906            2,856
                                                    --------         --------
                                                      25,389           48,158
         Less inventory obsolescence reserve          (1,952)         (13,199)
                                                    --------         --------

                                                    $ 23,437         $ 34,959
                                                    ========         ========

DISCONTINUED OPERATIONS:

         In the second quarter of fiscal 1997, the Company announced its decision to focus its resources on the manufacturing of CMP and CMP-related equipment. As a result of this decision, the Company has adopted a plan for the disposition by sale of IPEC Clean within the next twelve months.

         IPEC Clean has been accounted for as a discontinued operation, and accordingly its operations are segregated for all periods presented in the accompanying statements of operations. Revenue, related losses and income tax benefits associated with the discontinued operation for the three month period ended March 31, 1996 and nine month periods ended March 31, 1996 and 1997 are as follows:

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               Three Months Ended     Nine Months Ended
                                 March 31, 1996           March  31,
                               ------------------   ------------------------
                                                      1996            1997
                                                    --------         -------
                                         (in thousands)
Revenue                              $10,626        $ 29,641         $ 4,609
                                     =======        ========         =======
Income (loss) from
   operations before taxes             1,119            (427)         (5,495)
Income tax expense (benefit)             543             164          (1,881)
                                     -------        --------         -------
Income (loss) from operations        $   576        $   (591)        $(3,614)
                                     =======        ========         =======

         The effective income tax benefit rate for discontinued operations differs from the Company's Federal statutory rate (34%) primarily as a result of nondeductible amortization of intangible assets.

         The Company recorded a pre-tax charge amounting to $27.2 million to write down intangible assets, accounts receivable, inventory, equipment and other assets to estimated net realizable value and to record additional liabilities in the second quarter of fiscal 1997. A charge amounting to $3.0 million was also recorded to reflect the estimated phase out costs associated with IPEC Clean. This charge is included in accrued liabilities at March 31, 1997 in the accompanying condensed consolidated balance sheet. The tax benefit associated with these charges amounted to $5.2 million.

         The net assets of the discontinued operation have been reclassified from the June 30, 1996 audited financial statement presentation and are summarized in the accompanying condensed consolidated balance sheets as follows:

                                          June 30, 1996    March 31, 1997
                                          -------------    --------------
                                                  (in thousands)
Current assets                              $ 19,234           $ 6,894
Property, plant and equipment, net             2,430               256
Intangible assets                             12,911                --
Other assets                                   2,127                --
Current liabilities                           (6,895)           (3,217)
Long-term debt                                   (88)               --
                                            --------           -------
                                            $ 29,719           $ 3,933
                                            ========           =======

PROGRAM DISCONTINUANCE CHARGE:

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         In the second quarter of fiscal 1997, the Company recorded a pre-tax nonrecurring charge of $17.6 million due to discontinuance of the Avanti 672 product development program, primarily related to write-downs of inventories of $9.0 million, write-downs of property, plant and equipment of $4.1 million and the accrual of related noncancellable purchase orders of $4.5 million included in accrued liabilities.

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

         In the second quarter of fiscal 1997 the Company sold 100,000 shares of newly issued Series C convertible preferred stock for $25 million. On February 25, 1997, the Series C convertible preferred stock was converted into 1,283,961 shares of the Company's common stock.

         In connection with the issuance of the Series C convertible preferred stock, the holder was granted a warrant to acquire up to 456,000 shares of the Company's common stock. The warrant may generally be exercised from and after June 16, 1998 until December 16, 2002 at an exercise price of $24.567 per share.

SALE/LEASEBACK:

         The Company completed an $18.7 million sale/leaseback transaction of its Phoenix manufacturing and administrative facility in the second quarter of fiscal 1997. The Company leased back the facility for an initial fifteen year term with two five year renewal options. Proceeds from the transaction were used to repay a $10 million term loan with a bank. Annual rental payments will range between $2.1 million and $2.3 million over the next five years.

LOAN AGREEMENT:

         The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, the Company received a $10 million term loan and a $20 million revolving loan facility, as modified, to provide working capital for general corporate purposes. The $10 million term loan was repaid in the second quarter of fiscal 1997. The borrowing base for the revolving loan facility consists of eighty percent of eligible accounts receivable as defined by the agreement.

         The facility bears interest at the Company's option at the prime rate or LIBOR plus 2.75%. The revolving loan facility was modified in April 1997 and extended until April 1998 with an option to renew the facility for a one year period which the Bank must approve. If the revolving credit facility expires, the Company is obligated to repay the outstanding balance in twelve equal monthly payments of

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

principal plus interest. The revolving loan facility is secured by a first lien on all assets of the Company and its subsidiaries.

         The terms of the loan agreement include various covenants, which, among other things, include maintenance of certain financial ratios, limits on the amount of dividends that can be paid to common stockholders and acquisitions of treasury stock. At March 31, 1997 the Company was in compliance with all covenants of the agreement.

CONTINGENCIES AND COMMITMENTS:

Concentration of credit risk:

         The Company sells products and services to customers, primarily semiconductor manufacturers, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. At March 31, 1997, accounts receivable from the Company's largest customer amounted to $19.7 million.

                         PART I -- FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report and in the audited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

OVERVIEW

         IPEC is a Delaware corporation organized in December 1991 and is the successor by merger to a California corporation of the same name that was incorporated in October 1989. The Company is primarily engaged in designing, manufacturing, marketing and servicing equipment for the semiconductor manufacturing industry.

         The Company is organized into two divisions. IPEC Planar manufactures CMP equipment and CMP-related products. IPEC Precision manufactures advanced plasma-assisted chemical etching equipment and metrology equipment for use primarily in manufacturing of silicon wafers and semiconductor devices.

         IPEC incurred a net loss of $10.7 million in fiscal 1996 compared to net income of $0.6 million in fiscal 1995 and a net loss of $8.9 million in fiscal 1994. The results for fiscal 1996 and 1994 were negatively impacted by non-recurring charges related to the acquisitions of IPEC Planar Portland and IPEC Precision in fiscal 1996 and IPEC Planar Phoenix in fiscal 1994. Purchased research and development charges related to these acquisitions were approximately $37.0 million and $1.1 million in fiscal 1996 and 1994, respectively. Additionally, the Company incurred a charge amounting to approximately $4.3 million in fiscal 1994 for debt discount and deferred financing fees attributable to warrants issued in connection with a $5.0 million bridge loan which was repaid from the proceeds of a public offering.

         For the nine months ended March 31, 1997, the Company incurred a net loss of $36.9 million primarily due to the discontinuation of its IPEC Clean business and its Avanti 672 product development effort. Financial information has been restated to reflect the discontinuation of IPEC Clean. As a result, dollar amounts, percentages and percentages of revenues contained in this Quarterly Report may differ from those presented in Quarterly Reports for prior periods. The Company incurred a $25.0 million charge for estimated losses on disposal of IPEC Clean and a $1.9 million loss from IPEC Clean operations in the second quarter of fiscal 1997. In addition, the Company incurred a $17.6 million charge for asset write-downs due to the discontinuation of the Avanti 672 product development effort. As a result of the above charges, the Company will incur a net loss in fiscal 1997. The Company also expects that revenue for fiscal 1997 will be below revenue recorded in fiscal 1996. See "Factors Affecting Operating Results -- Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons."

         The Company's revenue is derived from the sale of products, related spare parts and service. In accordance with generally accepted accounting principles, the Company recognizes revenue when a product is shipped. Revenue from spare part sales or service is recognized when shipped or upon completion of service.

         The Company's gross margin may vary due to many factors and is especially dependent on direct versus indirect sales, product mix and domestic versus international sales. The Company sells directly in the United States and such sales historically have had a higher gross margin than indirect international sales. Gross margins in any period may not be indicative of margins for future periods. During the first three quarters of fiscal 1997, the Company issued warrants to purchase 250,000 shares of common stock in exchange for a customer's acceleration of orders, increasing cost of goods sold by a total of approximately $1.1 million during the first nine months of fiscal 1997. See "Factors Affecting Operating Results -- Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons."

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



                           - Continued on next page -

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the results of operations for the Company expressed as a percentage of total revenue.

                                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                               MARCH 31,             MARCH 31,
                                                                          ------------------    ------------------
                                                                            1996       1997       1996      1997
                                                                           -----      -----      -----     -----
Revenue                                                                    100.0%     100.0%     100.0%    100.0%
Cost of goods sold                                                          58.2%      54.6%      56.6%     58.5%
                                                                           -----      -----      -----     -----
      Gross margin                                                          41.8%      45.4%      43.4%     41.5%
                                                                           -----      -----      -----     -----

Operating expenses:
  Research and development                                                  11.5%      15.1%      10.2%     17.2%
  Purchased research and development                                          --         --       34.6%       --
  Selling, general and administrative                                       20.6%      20.9%      18.2%     20.5%
  Program discontinuance charge                                               --         --         --      17.2%
                                                                           -----      -----      -----     -----
       Total operating expenses                                             32.1%      36.0%      63.0%     54.9%
                                                                           -----      -----      -----     -----

       Operating income (loss)                                               9.7%       9.4%     (19.6)%   (13.4)%

Other income (expense):
  Interest income                                                            .9 %        .5%       1.4%       .4%
  Interest expense                                                         (2.8)%       (.6)%     (1.2)%    (1.4)%
  Other, net                                                                 .5 %        --         .3%       .3%
                                                                           -----      -----      -----     -----
       Total other income (expense)                                        (1.4)%       (.1)%       .5%      (.7)%
                                                                           -----      -----      -----     -----

       Income (loss) from continuing operations before income taxes         8.3%        9.3%     (19.1)%   (14.1)%
Income tax benefit                                                          3.0%        3.5%      (7.7)%    (4.7)%
                                                                           -----       -----      -----     -----
       Net income (loss) from continuing operations                         5.3%        5.8%     (11.4)%    (9.4)%

Discontinued operations:
  Income (loss) from operations of IPEC Clean, Inc., net of taxes           1.4%         --        (.5)%    (3.6)%
  Loss on disposal of IPEC Clean, Inc., net of taxes                         --          --         --     (24.4)%
                                                                          -----       -----      -----     -----
       Net income (loss) from discontinued operations                       1.4%         --        (.5)%   (28.0)%
                                                                          -----       -----      -----     -----

       Net income (loss)                                                    6.7%        5.8%     (11.9)%   (37.4)%

Cumulative dividend on preferred stock                                      (.2)%       (.2)%      (.5)%     (.2)%
                                                                           -----       -----      -----     -----

       Net income (loss) attributable to common stockholders                6.5%        5.6%     (12.4)%   (37.6)%
                                                                           =====      =====      =====     =====

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

         Revenue. Revenue was $37.0 million for the quarter ended March 31, 1997 compared to $39.9 million for the quarter ended March 31, 1996. The 7% decrease was primarily attributable to an industry-wide slowdown in semiconductor capital equipment shipments in fiscal 1997 which adversely affected sales of the Company's CMP equipment. Revenue from foreign sales represented 32% and 35% of total revenue in the third quarter of fiscal 1996 and fiscal 1997, respectively. Backlog at March 31, 1997 was approximately $54 million compared to backlog of approximately $49 million at December 31, 1996. The Company expects that revenue for the year ending June 30, 1997 will be below revenue reported for the year ended June 30, 1996.

         Cost of goods sold. Cost of goods sold decreased as a percentage of revenue to 54.6% for the quarter ended March 31, 1997 from 58.2% for the quarter ended March 31, 1996. Gross margins during the quarter ended March 31, 1997 were favorably affected, when compared to the quarter ended March 31, 1996, by a $1.8 million reduction in distributor discounts, resulting from the Company's planned transition to direct sales and field service. This benefit was partially offset by a $0.2 million increase in cost of goods sold related to warrants issued to a major customer in connection with an agreement permitting the Company to accelerate certain deliveries in the first, second and third quarters of fiscal 1997. During the quarter ended March 31, 1997 the customer accelerated orders under this agreement that accounted for approximately 21% of revenue. The charge in a quarter is based on the market value of the warrant shares on the date of the agreement and the incremental number of warrant shares issued in the quarter. Margins were adversely impacted in the quarter ended March 31, 1996 by volume purchase agreement sales to a major customer. Gross margin percentages at IPEC Precision were consistent with those at IPEC Planar for the quarter ended March 31, 1997. As of March 31, 1997 all warrants under the agreement have been issued and all charges relating to the agreement have been incurred.

         The Company's gross margin is impacted by a number of factors, such as product mix, material costs and the level of international sales, which may result in greater sales discounts and lower gross margin. Since IPEC Precision is commencing operations and its customer base is new, the Company believes that IPEC Precision's gross margin percentage could be lower than the gross margin attained for the Company's CMP tools. As new products are introduced by IPEC Precision in future quarters, the Company's gross margin may fluctuate. During the Company's planned transition to direct sales and field service, distributor discounts will continue to negatively impact gross margin. Gross margin in future periods may be higher or lower than those in the first nine months of fiscal 1997, depending on such factors. See "Factors Affecting Operating
Results -- Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons."

         Research and development. Research and development expense increased 22% to $5.6 million for the quarter ended March 31, 1997 from $4.6 million for the quarter ended March 31, 1996, and increased as a percentage of revenue to 15.1% in the quarter ended March 31, 1997 from 11.5% in the quarter ended March 31, 1996. This increase was primarily due to development of the Company's AvantGaard 676 and AvantGaard 776 high-throughput CMP tools.

         Selling, general and administrative. Selling, general and administrative expenses decreased 5% to $7.8 million for the quarter ended March 31, 1997 from $8.2 million in the quarter ended March 31, 1996, and increased as a percentage of revenue to 20.9% in the quarter ended March 31, 1997 from 20.6% in the quarter ended March 31, 1996. Work force reductions in the first and second quarters of fiscal 1997 reduced salary expense at IPEC Planar and IPEC Precision by approximately $0.2 million per quarter. These reductions were partially offset by a $0.4 million charge for costs incurred during the third quarter of fiscal 1997 in connection with the Company's withdrawn equity offering. Absolute dollar expenses were greater in the quarter ended March 31, 1996 compared to the quarter ended March 31, 1997 primarily as a result of additional personnel, sales commissions and professional fees.

         Interest income. Interest income decreased to $0.2 million for the quarter ended March 31, 1997 from $0.4 million for the quarter ended March 31, 1996 as a result of lower average cash and cash equivalent balances in fiscal 1997. Higher balances in the second quarter of fiscal 1996 resulted from the exercise of warrants in the fourth quarter of fiscal 1995, providing $63.2 million of cash proceeds to the Company.

         Interest expense. Interest expense decreased to $0.2 million for the quarter ended March 31, 1997 from $1.1 million for the quarter ended March 31, 1996 as a result of reduced borrowing levels at lower interest rates.

         Income tax expense. Income tax expense was $1.3 million and $1.2 million for the quarters ending March 31, 1997 and 1996, or effective tax rates of 38% and 36%, respectively. The higher effective rate for the fiscal 1997 period resulted primarily from adjustments of deferred tax balances and state tax accruals.

         Discontinued Operations. As a result of the Company's decision to focus on CMP and CMP-related products, the Company decided to divest the operations of IPEC Clean and recorded a $25.0 million loss on disposal of IPEC Clean for the quarter ended December 31, 1996. The operating results of IPEC Clean have been segregated from the continuing operations of the Company and reported as discontinued operations for all periods presented. Income from operations of IPEC Clean amounted to $0.6 million for the quarter ended March 31, 1996. Results of operations of IPEC Clean for the quarter ended March 31, 1997 were charged to an accrued liability established in the quarter ended December 31, 1996 for estimated phase out costs in connection with the loss on disposal of IPEC Clean.

         Net income per share. Net income per share was $.11 for the quarter ended March 31, 1997 compared to $.17 for the quarter ended March 31, 1996. After giving effect to discontinued operations of IPEC Clean, net income per share from continuing operations was $.13 for the quarter ended March 31, 1996. Average shares outstanding used in the per share calculation increased from 15,376,000 for the quarter ended March 31, 1996 to 18,289,000 for the quarter ended March 31, 1997. The increase in average shares outstanding results primarily from the issuance of Series C Preferred Stock issued in the quarter ended December 31, 1996, subsequently converted to common stock in the quarter ended March 31, 1997 and the exercise of stock options during the quarter ended March 31, 1997.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

         Revenue. Revenue was $102.1 million for the nine months ended March 31, 1997 compared to $106.8 million for the nine months ended March 31, 1996. This 4% decrease was primarily attributable to an industry-wide slowdown in semiconductor capital equipment shipments in the first nine months of fiscal 1997, which adversely affected sales of the Company's CMP equipment. Revenue from foreign sales represented 26% and 36% of total sales in the first nine months for fiscal 1997 and fiscal 1996, respectively. The Company expects that revenue for the year ending June 30, 1997 will be below revenue reported for the year ended June 30, 1996.

         Cost of goods sold. Cost of goods sold increased as a percentage of revenue to 58.5% in the first nine months of fiscal 1997 from 56.6% in the first nine months of fiscal 1996. Cost of goods sold increased as a percentage of revenue in the first nine months of fiscal 1997 due to the allocation of higher levels of customer service expenditures across lower revenue, costs associated with suspending material procurement for the Avanti 672 program and a higher percentage of sales through international distributors. Gross margin during the first nine months of fiscal 1997 was also adversely affected by a $1.1 million increase in cost of goods sold related to warrants issued to a major customer in connection with an agreement permitting the Company to accelerate certain deliveries in the first, second and third quarters of fiscal 1997. During the first nine months of fiscal 1997 the customer accelerated orders under this agreement that accounted for approximately 20% of revenue. The charge in a quarter is based on the market value of the warrant shares on the date of the agreement and the incremental number of warrant shares issued in the quarter. As of March 31, 1997 all warrants under the agreement have been issued and all charges relating to the agreement have been incurred.

         Research and development. Research and development expense increased 61% to $17.5 million in the first nine months of fiscal 1997 from $10.9 million in the first nine months of fiscal 1996, and increased as a percentage of revenue to 17.2% in the first nine months of fiscal 1997 from 10.2% in the first nine months of fiscal 1996. This increase was primarily due to development of the Company's AvantGaard 776, AvantGaard 676 and Avanti 672 high-throughput CMP tools. The Avanti 672 program was discontinued in the second quarter of fiscal 1997. Incremental costs of $2.0 million, or 2% of revenues, in the first nine months of 1997 were incurred at IPEC Precision for the development of proprietary plasma-assisted chemical etching and metrology technology.

         Purchased research and development. The Company incurred a charge of $37.0 million for purchased in-process research and development in the first nine months of fiscal 1996 as a result of the acquisitions of GAARD and Precision.

     Selling, general and administrative. Selling, general and administrative expenses increased 8% to $20.9 million in the first nine months of fiscal 1997 from $19.4 million in the first nine months of fiscal 1996, and increased as a percentage of revenue to 20.5% in the first nine months of fiscal 1997 from 18.2% in the first nine months of fiscal 1996. This increase was primarily due to incremental selling, general and administrative expenses at IPEC Precision, additional depreciation, amortization and overhead resulting from acquisitions completed in the first half of fiscal 1996, additional depreciation for the Company's Phoenix manufacturing and administrative facility and a $0.4 million charge for costs incurred in connection with the Company's withdrawn equity offering in the quarter ended March 31, 1997. These expenses were partially offset by work force reductions in the first and second quarters of fiscal 1997 which reduced salary expense at IPEC Planar and IPEC Precision by approximately $0.2 million per quarter. Selling, general and administrative expenses for the first nine months of fiscal 1997 were offset in part by a $0.9 million benefit resulting from adjustments for both the fiscal 1994 IPEC Planar Phoenix and fiscal 1996 IPEC Planar Portland acquisitions.

     Program discontinuance charge. The Company has demonstrated that the AvantGaard 676 tool can be used for both metal and oxide planarization, resulting in a decision to focus solely on the AvantGaard 676 as the next generation CMP tool. Accordingly, the Company incurred a $17.6 million program discontinuance charge in the first nine months of fiscal 1997 from write-downs of inventory and assets relating to the Company's discontinuation of the Avanti 672 program. See "Factors Affecting Operating

Results -- Product Development Difficulties Could Adversely Affect the Company's Results of Operations."

     Interest income. Interest income decreased to $0.4 million in the first nine months of fiscal 1997 from $1.5 million in the first nine months of fiscal 1996 as a result of lower average cash and cash equivalent balances in fiscal 1997. Higher average cash and cash equivalent balances in fiscal 1996 resulted from the exercise of warrants in the fourth quarter of fiscal 1995, providing $63.2 million of cash proceeds to the Company. Cash generated from the convertible preferred stock financing and the sale/leaseback of the Phoenix manufacturing and administrative facility, discussed in "Liquidity and Capital Resources" below, did not affect interest income in fiscal 1997 until the quarter ended March 31, 1997.

     Interest expense. Interest expense increased slightly to $1.4 million in the first nine months of fiscal 1997 as a result of increased average borrowings in fiscal 1997.

     Income (loss) from continuing operations before income taxes. Losses from continuing operations before income tax expense were $14.4 million and $20.4 million for the nine months ended March 31, 1997 and 1996, respectively. Losses in 1997 resulted from the $17.6 program discontinuance charge described above. Losses in 1996 resulted from the $37.0 million purchased research and development charge described above.

     Income tax expense. Income tax benefit was $4.8 million and $8.3 million for the nine-month periods of fiscal 1997 and 1996, or effective tax benefit rates of 34% and 40%, respectively. The lower benefit rate for the fiscal 1997 nine-month period resulted primarily from adjustments of deferred tax balances and state tax accruals.

     Income (loss) from discontinued operations. As a result of the Company's decision to focus on CMP and CMP-related products, the Company has decided to divest the operations of IPEC Clean. The operating results of IPEC Clean have been segregated from the continuing operations of the Company and reported separately as discontinued operations for all periods presented. The loss from discontinued operations of IPEC Clean increased to $28.6 million in the first nine months of fiscal 1997 from $0.6 million in the first nine months of fiscal 1996. The loss for the fiscal 1997 period included $25.0 million for the estimated loss on disposal of IPEC Clean. See "Factors Affecting Operating Results -- Future Acquisitions and Dispositions May Require Significant Resources and Adversely Affect Results."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity include cash and cash equivalents of $18.6 million at March 31, 1997. An additional $11.4 million was available under a revolving loan facility for borrowings at March 31, 1997, based on eligible accounts receivable that can be used to collateralize such borrowings.

     During the second quarter of fiscal 1997, the Company issued 100,000 shares of Series C Preferred Stock (all of which were converted into 1,283,961 shares of Common Stock on February 25, 1997) and a warrant to purchase up to 456,000 shares of Common Stock in exchange for $25.0 million. During the second quarter of fiscal 1997, the Company also completed a sale/leaseback of its 150,000 square foot

Phoenix manufacturing and administrative facility. The facility was sold for $18.7 million and leased back to the Company for an initial 15-year term and two five-year renewal options. Proceeds from these financings were used to repay a $10.0 million term loan and for working capital purposes.

     The Company entered into a loan agreement with a bank in April 1996. Under the terms of the agreement, as modified, the Company received a $10.0 million term loan and a $20.0 million revolving loan facility to provide working capital and for general corporate purposes. Proceeds from the loan agreement were utilized to pay $16.0 million of debt incurred in connection with the acquisition of IPEC Precision. The loan agreement includes various covenants, including, among other things, maintenance of certain financial ratios and limitations on the amount of dividends that can be paid to stockholders. The loan agreement has been extended to April 1998.

     The Company's accounts receivable increased to $49.9 million at March 31, 1997 compared to $34.1 million at June 30, 1996. The increase was primarily due to higher levels of sales in March 1997. Additionally, in certain instances more favorable credit terms were granted to international customers and to customers purchasing initial AvantGaard 676 tools.

     The Company's inventory has increased to $35.0 million at March 31, 1997 from $23.4 million at June 30, 1996. This was primarily due to the ramping of production of the Company's AvantGaard 676 and increased levels of manufacturing at IPEC Precision. As of March 31, 1997 the Company's current ratio of current assets to current liabilities was 2.8 to 1.0 and working capital was $78.9 million. As of June 30, 1996 the Company's current ratio of current assets to current liabilities was 3.1 to 1.0 and working capital was $71.1 million.

     The Company's property, plant and equipment decreased to $24.8 million at March 31, 1997 from $50.2 million at June 30, 1996 primarily as a result of the sale/leaseback of the Phoenix manufacturing and administrative facility in the second quarter of fiscal 1997.

     Total long-term debt has decreased to $14.2 million at March 31, 1997 from $24.8 million at June 30, 1996 primarily as a result of repayments of debt from the proceeds of the sale/leaseback transaction and the $25 million Series C convertible preferred stock offering. Total long-term debt as a percentage of stockholders' equity decreased to 11% at March 31, 1997 from 19% at June 30, 1996.

     The Company believes that its cash and cash equivalents will be sufficient to fund its operations through the end of calendar 1997. The Company's cash needs depend on whether its sales continue to expand, which would require greater investments in working capital, and on whether the Company is forced by competitive pressures and commercial terms to continue or increase extended terms for accounts receivable. Additional new debt or equity financing will likely be required in the future to fund the Company's operations. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to invest in capital equipment and working capital.

FACTORS AFFECTING OPERATING RESULTS

         The Company's Limited Operating History Has Involved Annual and Quarterly Losses. Prior to the Company's acquisition of IPEC Planar Phoenix in fiscal 1994, the Company did not have significant revenue. The Company had a net loss in fiscal 1994 and fiscal 1996 of $8.9 million and $10.7 million, respectively. The Company had a net loss of $3.4 million in the first quarter of fiscal 1997. The Company had a net loss of approximately $36.9 million in the second quarter of fiscal 1997, due to one-time charges of approximately $42.6 million in the quarter due to discontinuation of the business of IPEC Clean and of a research and development program. As a result, the Company will have a net loss for fiscal 1997. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will be profitable in future periods.

         Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons. The Company's operating results are subject to quarterly fluctuations due to a variety of factors, including industry-wide changes in the demand for semiconductors or for semiconductor production equipment; the timing of significant shipments; accelerations, delays, cancellations or postponement of orders; acceptance of the Company's products; the gain or loss of significant customers; competitive pressures; availability and costs of components from the Company's suppliers; the timing of product announcements and introductions by the Company, its customers or its competitors; the timing and structure of acquisitions and dispositions or spin-offs; changes in the mix of products sold; the level of international sales, which historically have had lower margins than domestic sales; delayed or canceled construction of wafer fabrication facilities by customers; research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's and its customers' products; reductions in personnel and the sufficiency of capital resources to support operations at current levels. The Company's margin improvement plan is predicated on higher volume production of its AvantGaard 676, 776 and IPEC Precision products. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above.

         The Company has experienced adverse effects from some of these factors in the past and may experience them in the future. For example, the Company's results in fiscal 1994 were adversely impacted by an engineering redesign of its 372M CMP product. In the second quarters of fiscal 1995 and 1996, the Company had losses due to nonrecurring charges associated with the IPEC Clean, IPEC Planar Portland and IPEC Precision acquisitions. The Company had a loss in the first quarter of fiscal 1997, primarily because IPEC Clean and IPEC Precision manufactured products and incurred operating expenses based on sales plans which were not achieved, and to a lesser degree due to increased cost of goods sold resulting from the issuance of warrants to a major customer as described below. The Company incurred a net loss in the second quarter of fiscal 1997, due to a $25.0 million charge for estimated losses on disposal of IPEC Clean and a $17.6 million charge for asset write-downs due to discontinuation of the Company's Avanti 672 product development effort. The semiconductor equipment market experienced an industry-wide slowdown of semiconductor capital equipment shipments in the second half of calendar 1996, which adversely affected sales of the Company's CMP polishing equipment. The Company's revenue from sales of CMP equipment in each of the first, second and third quarters of fiscal 1997 was lower than such revenue achieved in the fourth quarter of fiscal 1996. In addition, 20% of the Company's revenue in the first nine months of fiscal 1997 resulted from acceleration by a major customer of orders in exchange for which the Company committed to issue warrants to purchase the Company's Common Stock to the customer. The Company expects that fiscal 1997 revenue will be below fiscal 1996 revenue. The Company cannot assure that it will be profitable in future quarters.

         Results of operations in any period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

         The Timing of Significant Shipments and Orders Can Impact Quarterly Results. The Company derives most of its revenue from the sale of products in a price range from $250,000 to $1.4 million per unit and the sale of a clustered system can be priced much higher. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. The Company has previously experienced order and delivery delays and cancellations which caused the Company to miss its quarterly revenue and profit projections, including during the first quarter of fiscal 1997, and there can be no assurance that the Company can avoid such order and delivery delays in the future. During the first quarter of fiscal 1997, a significant customer agreed to accelerate certain orders into the first three quarters of fiscal 1997. While the customer has acknowledged receipt of these machines, they have not all been delivered to the customer's facilities and placed into service, which could adversely affect the Company's ability to obtain orders from this customer in fiscal 1998 to replace accelerated orders. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development and engineering make it difficult to reduce expenses in a particular quarter if the Company's sales goals for the quarter are not met. Any inability to reduce spending quickly enough to mitigate any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations.

         The Company Depends on a Small Number of Major Customers. A small number of customers account for a significant percentage of the Company's sales volume and revenue. In fiscal 1995, Intel, IBM and Motorola represented 16%, 24% and 16%, respectively, of the Company's revenue. In fiscal 1996, Intel and IBM represented 35% and 11% of the Company's revenue, respectively. In the first nine months of fiscal 1997, Intel represented 46% of the Company's revenue. The Company anticipates that its revenue will continue to depend on a limited number of major customers, although the companies considered to be major customers and the percentage of the Company's revenue represented by each major customer may vary from quarter to quarter. Several of the Company's major customers must determine shortly whether to adopt the Company's new AvantGaard 676 or to adopt comparable high-throughput products from the Company's competitors. Any such determination by a major customer, particularly Intel, would have a material adverse effect on the Company's business, financial condition and results of operations. The loss of a major customer, any material reduction in orders by such customers, including reductions due to market or competitive conditions or the determination of any such customer not to adopt the Company's next generation products, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers and the general economy.

         The Company Must Develop New Products Due to Technological Change. The Company derives virtually all of its revenue from sales of CMP equipment and related products by IPEC Planar. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. Sales of certain of the Company's products generally depend on new facility construction projects and facility upgrades. The Company's strategy depends in part on developing and introducing products which lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, throughput, reliability, footprint and wafer yields. The Company believes that its future success will depend in part upon its ability to develop and enhance its existing products and develop new products to meet such anticipated technological changes.

         The Company Depends on Broader Industry Acceptance of CMP and the AvantGaard 676. The CMP process has not yet been broadly adopted by semiconductor manufacturers for volume production. Most semiconductor manufacturers who have CMP equipment use it only for pilot line production, and few semiconductor manufacturers produce commercial quantities of integrated circuits using CMP machines. The Company believes that only 13 of the Company's more than 65 customers presently use the Company's CMP systems for volume production of semiconductor devices. To date, the Company's products have been used primarily to manufacture advanced semiconductor logic and memory devices. While industry analysts have projected significant future growth for the CMP polisher market, these projections depend on the analyst's assumptions, and variations in industry demand can occur during the several years included in the projections. The Company cannot assure that projected industry growth will occur. No assurance can be given as to the willingness of semiconductor manufacturers to adopt CMP processes and the determination of such manufacturers not to do so would have a material adverse effect on the Company's business, financial condition and results of operation.

         The Company's future results depend on sales of the AvantGaard 676 and Avanti 472 CMP wafer polishing systems. The Avanti 372M CMP wafer polishing system is based on older technology and is sold primarily to one customer, with shipments expected only through calendar 1999. Because shipments of the Avanti 372M are limited and the Avanti 472 does not offer the same throughput or footprint as the AvantGaard 676 or other high-throughput CMP systems, the Company expects its reliance on sales of the AvantGaard 676 to increase in the future. As of March 31, 1997, the AvantGaard 676 had been sold to 11 customers. The AvantGaard 676 was initially designed solely to planarize metal layers and has not been widely used for this purpose in volume production. The Company's oxide process for the AvantGaard 676 was recently developed. The Company believes that the oxide process is being used by a very limited number of customers. In some cases prospective customers use proprietary or customized processes, which can extend the oxide qualification process. The Company has invested in its inventory in anticipation of future sales of the AvantGaard 676, AvantGaard 776 and IPEC Precision's products. The Company would be adversely affected to the extent these planned sales do no materialize. If commercial use does not confirm the utility of the AvantGaard 676 for both oxide and metal processes, or if customers do not broadly adopt the AvantGaard 676, the Company's business, financial condition and results of operations would be materially and adversely affected.

         The Company's future results also depend on sales of IPEC Precision's products, which are currently oriented towards semiconductor wafer manufacturers and have not been adopted by these or other semiconductor industry customers. There can be no assurance that customers will accept these products, or that these products can be sold profitably or in volume.

         Product Development Difficulties Could Adversely Affect the Company's Results of Operations. The Company's current product development efforts include the AvantGaard 776, which is being designed to integrate CMP, metrology and wafer cleaning, and the development of systems for slurry reprocessing, plasma-assisted chemical etch and thin film thickness measurement. Semiconductor equipment companies often experience delays in completing advanced products. In the past, the Company has experienced delays in developing new CMP tools and processes and the plasma-assisted chemical etch system. The Company cannot assure that any product in development will be completed as scheduled or that completed products will be commercially adopted. IPEC Precision may require a large amount of capital in order to commercialize its current products and products under development. If any of the Company's products currently under development are not commercialized in a timely manner, the Company could be required to write off inventory and other assets related to the development project, and the Company could lose customers and revenue. For example, the Company incurred a $17.6 million asset write-off in the second quarter of fiscal 1997 for discontinuance of the Avanti 672 product development program. If the AvantGaard 776 is not commercialized in a timely manner, such delay would have a material adverse effect on the Company's business, financial condition and results of operations. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry.

         The Company May be Adversely Affected by the Intensely Competitive Market in Which it Participates. The semiconductor equipment industry is an intensely competitive market. The Company believes that direct domestic and international competition in CMP polisher systems and clustered CMP polisher and cleaning systems is likely to increase substantially. The Company is aware of a number of companies currently marketing CMP systems that directly compete with the Company's systems, including Applied Materials, Inc. ("Applied Materials"), Ebara Corporation, SpeedFam International, Inc. ("SpeedFam") and Strasbaugh. Competition is increasing significantly in the market for high-throughput planarization systems. The Company is aware that other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which may reduce the need for the Company's products. For example, Lam Research Corp. recently announced an agreement to acquire OnTrak Systems Inc., a manufacturer of wafer cleaning systems which is developing a CMP tool.

         The trend towards consolidation in the semiconductor equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a world-wide basis and to invest in both product and process research and development. Certain current and potential competitors, including Applied Materials, have substantially greater financial resources, name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, current and potential competitors, including Applied Materials, that supply a broader range of semiconductor capital equipment may have better relationships with semiconductor manufacturers, including the Company's customers. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products and could adversely affect the acceptance of new products. Customers may stage competitions between alternative CMP tools and select one for broad-based deployment. The result of such competition could adversely affect the Company. Moreover, increased competitive pressure could lead to intensified price based competition, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The Company is Subject to Risks Associated with International Sales. International sales accounted for approximately 28% and 21% of the Company's revenue in fiscal 1996 and 1995, respectively. International sales were approximately 36% of revenue in the first nine months of fiscal 1997. The Company's international sales historically have had lower gross margins than domestic sales since these sales were made through distributors, which purchase products from the Company at a discount to list price. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods. Margins on international sales may vary in the future depending on the level of sales made through distributors. International sales are subject to certain inherent risks, including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country.

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

         The Company's Strategy Relies on Increased Penetration of the Asian Market. The Company believes that its future success will depend in part upon continued acceptance of its products by Asian semiconductor manufacturers. This market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. Asian manufacturers may develop alternatives to CMP, or may enhance existing manufacturing techniques such as spin-on glass and deposited glass, to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron. The Company currently sells its products in Asian countries through sales representatives and distributors. If the Company determines to develop a direct presence in these markets, particularly Japan, such decision would require the allocation of substantial management and financial resources, may adversely affect the Company's relationship with its current distributors, and would increase a number of risks related to international sales as described above.

         The Semiconductor Industry Is Cyclical, Causing Fluctuations in the Company's Operating Results. The Company's business depends upon capital expenditures by manufacturers of semiconductor devices, primarily for the opening of new or expansion of existing fabrication facilities which, in turn, depends upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and has experienced significant overall growth in recent years, which has resulted in growth in the semiconductor capital equipment industry. However, the semiconductor industry is currently experiencing a downturn, which could have a severe adverse effect on the industry's demand for semiconductor processing equipment.

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

         Past Acquisitions Have Adversely Affected Operating Results. The Company's growth in annual revenues from fiscal 1994 through fiscal 1996 has resulted not only from expansion of its core CMP business, but also from acquisitions in fiscal 1994, 1995 and 1996. The Company's expansion through acquisitions has resulted in significantly higher operating expenses, particularly because the Company's strategy initially has been to operate each acquired business independently, resulting in separate marketing, customer support and administrative functions. The companies acquired had not operated profitably before their acquisition by IPEC. IPEC Clean, acquired in fiscal 1995, did not operate profitably and was discontinued by the Company in the second quarter of fiscal 1997, resulting in a $25 million charge in that quarter. IPEC Precision has not yet achieved significant revenue from shipments of production equipment. There can be no assurance that the Company will be able to integrate or operate profitably any acquired entity.

         Future Acquisitions, Dispositions or Joint Development Efforts May Require Significant Resources and Adversely Affect Results. The Company's strategy is to obtain additional wafer fabrication technologies and may involve, in part, acquisitions of products, technologies or businesses from third parties. In addition, the Company may make acquisitions to obtain additional distribution capacity in specified geographic markets. An acquisition could absorb substantial cash resources, require the Company to incur or assume debt obligations, or involve the issuance of additional Common Stock, which could dilute the Company's outstanding Common Stock. An acquisition which is accounted for as a purchase, like the Company's past acquisitions, could involve significant one-time charges, or could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. An acquisition or disposition would absorb significant management time and could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company may dispose of or spin-off portions of its business which the Company determines are not complementary to its strategy. The Company plans to dispose of IPEC Clean by selling or closing down its operations by the end of calendar 1997. Discussions with potential acquirers are at an early stage, and there can be no assurance of the terms, if any, of a sale. In the event a sale cannot be achieved by the end of calendar 1997, the Company plans to shut down IPEC Clean's operations. The IPEC Clean disposition effort could absorb significant management time and adversely affect the Company's business, financial condition and results of operations.

         The Company is considering the possibility of entering into joint venture or research and product development relationships with other companies with respect to its advanced plasma-assisted etching equipment and metrology equipment used in the manufacturing of silicon wafers and semiconductor devices. Such a relationship could include the contribution of the assets of IPEC Precision to a joint venture with another company. The Company has not entered into any definitive agreement at this time. Since no specific structure for a joint venture or other arrangement has been determined, the Company cannot predict its obligations under or the financial consequences of such an arrangement. There can be no assurance that the Company will be able to enter into such an agreement, would retain a significant interest in the business of IPEC Precision in the event of such an agreement or would reduce expenses relating to IPEC Precision's business, or that any such joint venture would be successful.

         Acceleration of Product Shipments Due to Issuance of Warrants Has Increased Revenue and Cost of Goods Sold and May Affect Future Shipments. The Company's fiscal 1997 operating results will be affected by the Company's exercise of its right to cause a significant customer to accelerate planned orders and the issuance to the customer of warrants to purchase IPEC Common Stock. During the first quarter of fiscal 1997, the customer agreed to accelerate certain orders into the first three quarters of fiscal 1997. In consideration for the acceleration, the Company committed to issue, during the first three quarters of fiscal 1997, warrants to purchase an aggregate minimum of 155,000 shares and an aggregate maximum of 250,000 shares of Common Stock. Costs associated with the issuance of warrants to purchase a minimum of 155,000 shares were incurred in the first quarter of fiscal 1997, resulting in a $657,000 increase in cost of goods sold. The Company accelerated orders in the second quarter of fiscal 1997, issuing an additional warrant to purchase 90,000 shares and recognizing costs associated with 45,000 of these shares, resulting in a $191,000 increase in cost of goods sold. The Company accelerated additional orders into the third quarter of fiscal 1997, issuing an additional warrant to purchase 100,000 shares and recognizing costs associated with 50,000 of these shares, resulting in a $211,000 increase in cost of goods sold. To the extent orders have been accelerated during the first three quarters of fiscal 1997, this may reduce shipments anticipated for fiscal 1998. There can be no assurance that the Company can obtain replacement orders for shipment in these future periods. While the customer has acknowledged receipt of these machines, they have not all been delivered to the customer's facilities and placed into service, which could adversely affect the Company's ability to obtain replacement orders from this customer.

         The Company's Efforts to Market Product Bays Are at an Early Stage. During fiscal 1996, the Company commenced an effort to market product bays consisting of the CMP process, CMP tools, metrology, chemical and slurry distribution, slurry reprocessing, deionized water filtration and additional support systems. The Company has shipped only two product bays to one customer. The Company may need access to certain products manufactured by IPEC Clean for product bays, such as the Exxflow CMP Water Recovery System, chemical distribution systems and wet chemical reprocessors. Due to the early stage of efforts to dispose of IPEC Clean, the Company cannot predict whether it will continue to have access to these products and the inability to do so could hinder the Company's ability to sell product bays.

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

         The Company Depends on Proprietary Technology, and Protection is Uncertain. The Company's success depends in significant part on the proprietary nature of its technology. Patents issued to the Company may not provide the Company with meaningful advantages and may be challenged. The two initial patents relating to the Company's single wafer planarization system products are scheduled to expire in 1997. In 1993, the technology covered by these patents currently forming the basis of the CMP process and used in the Company's primary products was licensed on a royalty-free basis to a competitor. This license was granted pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $100,000 remained outstanding at March 31, 1997. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology prior to the issuance of a patent, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

         The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. These agreements may be breached, and the Company may not have adequate remedies for any such breach. The Company's trade secrets may also become known to or independently developed by others.

         The Company Has Placed Its Technology in Escrow Under a Significant License Agreement. The Company manufactures the AvantGaard 676 under a license from a volume manufacturer of advanced microprocessors. The Company has escrowed technical data sufficient to permit such manufacturer to manufacture the Company's AvantGaard 676, which may be released from escrow if the Company does not meet certain criteria regarding product or spare part delivery schedules to the manufacturer. If the data is released from escrow, the semiconductor manufacturer could manufacture the AvantGaard 676 or have the AvantGaard 676 manufactured by others for its use, which would have a material adverse effect on the Company's business, financial condition and results of operations. The escrow terminates in October 1998.

         The Company is Subject to Infringement Claims. In the future the Company may receive notice of claims of infringement of other parties' proprietary rights. If any Company equipment is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the equipment in the applicable country. The Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. The Company's application to register the trademark "IPEC" has been opposed in the U.S. Patent and Trademark Office by Dow Corning Corporation, which owns the registered trademark "HIPEC." The Company has filed an answer but cannot predict the outcome due to the early stage of the proceedings. Expensive and time-consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others.

         The Company is Exposed to Product Liability and Environmental Regulations. The nature of the Company's business exposes it to product liability claims, as well as the risk that harmful substances will escape into the workplace and the environment and cause damage or injuries. For example, in June 1995 and in July 1996, acid reprocessors sold by IPEC Clean malfunctioned and allowed sulfuric acid to escape from the quartz cylinder containers. In these instances, no acid escaped from the compartment containing the quartz cylinder and no damage to the manufacturing facility resulted. The Company's products could malfunction in the future and damage a customer's facilities and harm its employees. The Company and its customers are subject to stringent federal, state and local regulations governing the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing operations. Current or future regulations could require the Company or its customers to make substantial expenditures for preventive or remedial action, reduction of chemical exposure or waste treatment or disposal.

         The Company Depends on its Key Personnel. The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel and the competition for such personnel is intense. The loss of certain key people or the Company's inability to attract and retain new key employees could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company believes that its future success is highly dependent on Sanjeev R. Chitre, its Chief Executive Officer, and Thomas C. McKee, its President and Chief Operating Officer. During July and October 1996, the Company effected reductions in its work force to reduce its expenses and may do so in the future. Repeated layoffs could adversely affect the retention of employees, and could adversely affect the Company's ability to hire new personnel in the future. Personnel terminations at IPEC Precision included technical personnel, who could be difficult to replace if IPEC Precision successfully markets its products and requires additional engineering staff to support customers. The Company's announcement that it intends to discontinue IPEC Clean's operations could adversely affect retention of IPEC Clean personnel. If key employees depart IPEC Clean, this could adversely affect IPEC Clean's operations, which in turn could adversely affect the Company's ability to sell IPEC Clean.

         The Company's Stock Price is Volatile. The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter to quarter variations in the actual or anticipated financial results of the Company or of other companies in the semiconductor industry, or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks in particular and that have often been unrelated or disproportionate to the operating performance of these companies. These factors may adversely affect the market price of the Common Stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Amendment to Loan Agreement between Wells Fargo Bank and Integrated Process Equipment Corp., dated March 28, 1997.

         (b)      Reports on Form 8-K:

                  A report on Form 8-K was filed on March 6, 1997 reporting (under Item 5) with respect to the adoption of a stockholder rights plan and announcing that the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to a proposed public offering of 3,000,000 shares of common stock. On April 10, 1997 the Company filed a Request for Withdrawal of Registration Statement on Form S-3 relating to the proposed public offering of 3,000,000 shares of common stock.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 14, 1997                         INTEGRATED PROCESS EQUIPMENT CORP.
                                           AND SUBSIDIARIES


                                           By: /s/ John S. Hodgson
                                               -------------------------------
                                               John S. Hodgson
                                               Vice President
                                                 and Chief Financial Officer