Form 10-K
period 1997-06-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1997-09-03
CIK 882389

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K
                                  ___________
(Mark One)
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997

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

                               Yes   X     No ____
                                   -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on August 28, 1997 was approximately $566 million, based upon the closing price of such stock on that date.

     As of August 28, 1997, 17,083,483 shares of Common Stock and 438,057 shares of Class A Common Stock of the registrant were outstanding. The Common Stock and Class A Common Stock are essentially identical, except that the Class A Common Stock has four votes per share and the Common Stock has one vote per share. See Item 5 -- "Market for Registrant's Common Equity and Related Stockholder Matters."

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Integrated Process Equipment Corp. ("IPEC" or the "Company") is the leading supplier of chemical mechanical planarization ("CMP") systems used in the manufacture of semiconductors. CMP combines an abrasive slurry and mechanical pressure to flatten the surface of a silicon wafer after each layer of conducting metal or insulating oxide is deposited on the wafer. CMP creates a flatter surface, which increases the precision with which photolithography can imprint multiple layers of circuit diagrams and reduces wafer defects in the production of advanced semiconductors. The Company believes that CMP is increasingly necessary for semiconductor manufacturers to achieve adequate yields and to increase revenue per wafer as advanced semiconductors are designed with three or more metal layers and line widths at or below 0.35 micron. IPEC believes that at least 18 semiconductor manufacturers worldwide use CMP systems in volume production of advanced ICs. IPEC's CMP systems are used to manufacture advanced microprocessors such as Intel's Pentium, Pentium Pro and Pentium II and Motorola's PowerPC, advanced memory products such as DRAMs produced by IBM and Siemens and other ICs such as ASICs and other logic products manufactured by Intel, IBM, LSI Logic and Motorola. The Company also manufactures advanced plasma-assisted chemical etch systems and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices.

     The Company is organized into two divisions. IPEC Planar, Inc. ("IPEC Planar") manufactures CMP equipment and CMP-related products. IPEC Precision, Inc. ("IPEC Precision") manufactures advanced plasma-assisted chemical etching equipment and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices.

INDUSTRY BACKGROUND

     Demand for semiconductors continues to expand, driven largely by the growth of existing computer and communications markets and the emergence of new segments in these markets, such as multimedia, portable computing and wireless communications. The increase in semiconductor demand is fueled by the development of more complex, higher performance ICs at reduced cost per function. The production of these more complex and higher performance ICs requires more advanced and expensive wafer fabrication equipment. Today's advanced wafer fabrication facility costs in excess of $1 billion to construct, with more than two-thirds of this cost allocated to equipment.

     Semiconductor manufacturers have capitalized on advances in semiconductor equipment technology to produce increasingly complex ICs at lower cost. Semiconductor manufacturers use circuit designs with more layers of metal and finer line widths to produce ICs which can provide more functionality, operate at higher speeds, occupy less space and consume less power. For example, in 1989, the Intel 386 microprocessor was produced with two layers of metal and 0.8 micron line widths, and 4-megabit DRAMs were produced using two metal layers and
1.0 micron line widths. Today's Pentium II microprocessor is produced with four metal layers at 0.35 micron line widths or less, and 64-megabit DRAMs will be produced using three metal layers and 0.35 and 0.25 micron line widths. In addition, over the past five years, manufacturers of ICs have migrated from semiconductor wafers of four to six inches in diameter to eight-inch wafers to increase the number of integrated circuits per wafer. Improvements in IC design and performance, together with increased wafer sizes, have increased the potential value of each wafer.

     The production of advanced semiconductor wafers typically includes alternating steps of deposition, etching and cleaning, where multiple layers of highly complex circuit designs are built on the wafer substrate. These steps are repeated numerous times in order to layer different materials and imprint various features on the wafer. However, repeated deposition and etching processes create an uneven topography on the wafer surface. At line widths at or below 0.5 micron, topographical variations can prevent precise resolution during photolithography, which leads to wafer defects and reduced yields. In addition, for complex devices with multiple layers of metal, the etching process typically leaves metal residues that can produce short circuits when other metal layers are deposited. Due to the manufacturing obstacles involved and the increased potential value of each wafer, semiconductor manufacturers are placing greater emphasis on wafer processing equipment that increases yields and revenue per wafer.

     As complex ICs are produced with multiple layers of metal and at line widths at or below 0.35 micron, planarization is increasingly necessary after each deposition or etching step to achieve adequate yields and revenue per wafer. Traditional planarization techniques deposit additional dielectric material to fill gaps and etch the dielectric layer to remove bumps, or apply a glass-like material to fill gaps. However, these methods achieve a relatively smooth surface for only a small area of the wafer. Consequently, these traditional techniques have not proven effective for achieving adequate planarity across an entire wafer to allow consistent imaging of devices with line widths at or below 0.35 micron. In contrast, CMP, originally used to polish optical lenses and bare silicon wafers, results in a uniformly planar surface by combining abrasive slurry and mechanical pressure to remove excess dielectric material and metal residues. CMP enables semiconductor manufacturers to develop advanced semiconductor designs with more layers of metal and finer line widths. At the same time, CMP reduces the cost to manufacture these more advanced ICs by increasing yields.

     The growth of the CMP market is driven by the demand for continually more complex, high performance ICs at reduced cost per function. The average of estimates by Dataquest and VLSI Research indicate that the CMP market was approximately $328 million in calendar 1996 and grew approximately 81% from calendar 1995 to calendar 1996. According to the average of estimates by Dataquest and VLSI Research, the CMP market is projected to generate approximately $1.3 billion of revenue in calendar 2001, representing a five-year compound annual growth rate of approximately 32%. Although the semiconductor capital equipment market experienced an industry-wide slowdown in the second half of calendar 1996, Dataquest has reported that the capital equipment market grew 13% from calendar 1995 to 1996 and that the CMP market grew 81% during the same period. Dataquest is forecasting a 10% decline in semiconductor capital equipment sales from calendar 1996 to 1997 and a 7% increase in such sales from calendar 1997 to 1998, but the CMP market forecast is more robust. Dataquest projects 35% growth in the CMP market from calendar 1996 to 1997, followed by a 29% increase from calendar 1997 to 1998. See "Risk Factors--The Company Depends on Broader Industry Acceptance of CMP and the AvantGaard 676 and AvantGaard 776."

THE IPEC STRATEGY

     IPEC's strategy is to build on its existing leadership position in the CMP market, to reduce the cost of ownership for its CMP equipment and to enhance customer satisfaction.

     Build on Existing CMP Market Leadership. Through June 30, 1997, the Company had sold approximately 725 CMP systems to more than 70 semiconductor manufacturers, including most of the top volume producers of ICs worldwide. Semiconductor manufacturers using IPEC's CMP systems in volume production include Cypress Semiconductor, IBM, Intel, LSI Logic, Motorola, Siemens, SMST (a joint venture between IBM and Philips) and Texas Instruments. IPEC's strategy is to leverage its strength in the market for CMP polishers both by assisting a broad range of manufacturers in their transition from pilot to volume use of CMP and by encouraging migration to IPEC's next generation of integrated polishing and cleaning products, which are designed to lower cost of ownership. See "Risk Factors--The Company Depends on Broader Industry Acceptance of CMP and the AvantGaard 676 and AvantGaard 776."

     Reduce Cost of Ownership. IPEC devotes resources to improving its existing CMP systems and developing new products designed to increase throughput, occupy less space than currently available solutions and reduce use of consumables.
The Company's most advanced system, the AvantGaard 776, is capable of throughput of 50 or more wafers per hour. This system integrates CMP, metrology and wafer cleaning in a single unit, designed to occupy less clean room space than separate CMP and post-CMP cleaning equipment. The AvantGaard 676 is capable of throughput of 40 or more wafers per hour and offers one of the industry's smallest footprints. Both of these systems can be used to polish either oxide or metal layers, allowing customers to reduce the number of different CMP systems in a wafer fabrication facility. IPEC's newest systems also are designed to improve yields by use of an orbital polishing motion rather than conventional rotational CMP techniques. IPEC's design strategy emphasizes higher levels of reliability and ease of use. The Company believes that these design principles reduce cost of ownership by minimizing equipment down time, footprint, training requirements and operator demands. See "Risk Factors-- Product or Process Development Difficulties Could Adversely Affect the Company's Results of Operations."

     Enhance Customer Satisfaction Worldwide. The Company's customers operate semiconductor fabrication facilities in North America, Asia and Europe. These customers demand equipment solutions tailored to their unique manufacturing process needs, a high level of customer service and close interaction with their equipment suppliers. IPEC's operating strategy emphasizes meeting these expectations through a sales process focused on each customer's requirements and through a worldwide service organization. To ensure high quality customer service, the Company employs 224 customer support people. IPEC intends to enhance its sales, customer service and support globally by increasing its local process demonstration, installation and customer service capabilities. The Company also believes that direct distribution by IPEC in selected markets outside North America will contribute to customer satisfaction, and IPEC intends to increase its direct participation in those markets. See "Risk Factors--The Company is Subject to Risks Associated with International Sales" and "--The Company's Strategy Relies on Increased Penetration of the Asian Market."

PRODUCTS AND TECHNOLOGIES

     IPEC Planar

     IPEC co-developed the use of CMP for wafer processing with a major semiconductor manufacturer. The Company's core CMP technologies include precise mechanical controls for wafer and pad positioning, movement and pressure; wet chemistry and fluid dynamics related to temperature and flow; pad reconditioning; electrical design in a wet chemistry environment; and control software with a graphical user interface.

     The Company's current CMP systems are automated tools for uniformly planarizing oxide and metal layers on silicon wafers from four to eight inches in diameter. The systems are designed to perform planarizing applications requiring process flexibility with repeatable results. The Company currently manufactures four wafer planarization systems: the AvantGaard 776, the AvantGaard 676, the Avanti 472 and the Avanti 372M. The Company's CMP systems are configured to match varying customer requirements and offer different throughput levels and ease of use. The list price of IPEC's present CMP systems ranges from $475,000 to $3.0 million depending on configuration and options. In fiscal 1997 and 1996, sales of the Company's CMP stand-alone polishing systems accounted for approximately 72% and 84%, respectively, of the Company's total revenue.

     High Throughput Orbital CMP Systems

     IPEC's next-generation, high-throughput CMP systems incorporate an advanced orbital polishing technique developed in conjunction with a major semiconductor manufacturer. Planarization in these systems is achieved by the downward pressure from and rotational motion of the upper wafer carrier against the orbital motion of the lower polishing platen, which has a polishing pad attached to its surface. The use of orbital polishing technology reduces edge exclusion, allowing more of the wafer surface to be used; requires less downward pressure on the wafer, significantly improving planarization performance; and provides improved polish uniformity characteristics in a smaller footprint tool. Moreover, the Company's next-generation systems incorporate an innovative polish slurry dispense method that delivers the slurry through the polishing pad directly to the wafer surface. This slurry delivery method is designed to increase throughput and improve process control and planarity, and therefore yield, as well as reduce the consumption of slurry compared to conventional methods which deposit slurry on the pad surface.

     Wafer carrier rotation and platen orbit speeds are programmable to permit control of the rate of material removal during systems operation. Control of these speeds, combined with precise delivery of slurry, enables the system to deliver repeatable polishing results. System operation is controlled from a centrally-located graphical user interface. A number of process programs can be stored in memory to allow quick selection of desired process parameters for different wafer sizes, materials or processes. While these next-generation systems are designed to operate automatically, they also permit manual control.

     AvantGaard 776 Automatic Wafer Planarization System. First shipped in the fourth quarter of fiscal 1997, the AvantGaard 776 features four independent heads, allowing simultaneous polishing of four wafers and enabling throughput of 50 or more wafers per hour. The AvantGaard 776 is designed to improve yields by use of an orbital polishing motion rather than conventional rotational CMP techniques. The AvantGaard 776 integrates CMP, metrology and wafer cleaning in a single unit that requires less clean room space than separate CMP and post-CMP cleaning equipment. This next-generation CMP tool is capable of polishing either oxide or metal layers. As of June 30, 1997, the Company had shipped the AvantGaard 776 system to two customers, each of which had purchased one system.

     AvantGaard 676 Automatic Wafer Planarization System. The AvantGaard 676 is based on the same four-head orbital polishing technology as the AvantGaard 776 and offers one of the industry's smallest footprints. This high-throughput system is capable of polishing either oxide or metal layers and processing 40 or more wafers per hour. Prior to its introduction to the open market in April 1996, the AvantGaard 676 was shipped only to the customer with which it had been co-developed. As of June 30, 1997, the Company had shipped the AvantGaard 676 to nine customers. The AvantGaard 676 was initially designed solely to planarize metal layers and has been adopted for this purpose in volume production by a majority of the customers that have purchased the system. The Company's oxide process for the AvantGaard 676 was only recently developed, and a small number of customers have adopted this process for volume production to date.

     The Company's future results depend significantly on broader industry acceptance of CMP and the AvantGaard 776 and AvantGaard 676 systems. Although industry analysts have projected significant future growth for the CMP polisher market, there can be no assurance that such growth will occur or, even if it does, that the AvantGaard 776 or the AvantGaard 676 will achieve broad market acceptance. The absence of broad industry adoption of CMP processes for volume manufacturing or failure of the AvantGaard 776 or the AvantGaard 676 to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--The Company Depends on Broader

Industry Acceptance of CMP and the AvantGaard 676 and AvantGaard 776" and "--The Company Depends on a Small Number of Major Customers."

     Rotational CMP Systems

     IPEC's rotational CMP products feature automatic cassette loading and unloading, two-step planarizing and temperature, pressure and surface speed control. Planarization in the Company's rotational CMP systems is achieved by pressure and three relative wafer motions: the wafer chuck rotates about its center, the arm supporting the wafer chuck oscillates, and the polishing plate (which has a polishing pad laminated to its surface) rotates. This combination of pressure and motion allows uniform material removal and flatness across the entire wafer surface and from wafer to wafer.

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

     Avanti 472 Automatic Wafer Planarization System. The Avanti 472, introduced in 1994, is a fully automated, single-side, single wafer planarization system for polishing oxide or metal layers on silicon wafers from four to eight inches in diameter. In addition to the planarization of oxide layers, the system polishes layers of metal interconnects, including tungsten, aluminum and copper. The Avanti 472 offers higher throughput and improved ergonomics over the previous generation 372M, as well as an improved pad conditioner system.

     Avanti 372M Automatic Wafer Planarization System. The Avanti 372M, introduced in 1992, is similar to the Avanti 472. The 372M is sold primarily to one customer.

     IPEC Precision

     IPEC Precision first applied its proprietary plasma-assisted chemical etching ("PACE") and optical metrology technologies to silicon wafer processing in 1992 with the development of AcuThin silicon-on-insulator ("SOI") wafers. The PACE process operates at relatively high pressure and employs a spatially confined plasma substantially smaller than a wafer's surface. A scanning mechanism is used to control material removal at each location on the wafer by varying the amount of time the plasma tool dwells at each point.

     The Company has entered into an agreement in principle with MEMC Electronic Materials, Inc. ("MEMC") to develop of family of wafer shaping tools using IPEC Precision's plasma-based planarization and metrology technologies. IPEC Precision and MEMC expect to establish a limited liability company ("LLC") which would own the intellectual property developed and license it to IPEC Precision so IPEC Precision can make and sell the wafer shaping tools, paying a royalty to the LLC. IPEC Precision would share expenses related to the joint development program and pay royalties to the LLC on the sale of newly developed plasma wafer shaping tools. The Company has not entered into a definitive agreement at this time. There can be no assurance that the Company will enter into a definitive agreement or that the joint development program would be successful. Because no definitive agreement has been finalized, the Company's obligations under or the financial consequences of such an arrangement cannot be predicted.

     SOI-200 Wafer Thinning System. The SOI-200 is a proprietary system used to etch thin-bonded SOI wafers to high levels of precision and uniformity. This system uses plasma-assisted chemical etching and incorporates a thin film mapper to attain SOI dimensions which the Company believes cannot be achieved economically with conventional etching technologies. As of June 30, 1997, the system had been shipped to two customers.

     AcuMap II. The AcuMap II is a stand-alone thin film thickness metrology instrument based on the thin film mapper in the SOI-200 system. AcuMap II uses a spectral reflectrometry system to perform rapid whole wafer dielectric thin film thickness visualization by measuring up to 30,000 points in 90 seconds. As of June 30, 1997, the AcuMap II had been shipped to two customers.

     Precision Wafer Shaper. The Precision Wafer Shaper employs PACE technology to produce ultra-flat bulk silicon wafers, improving wafer flatness and reducing manufacturing cost. The first system, the PWS-200, designed to process six-inch and eight-inch wafers, was shipped to a leading wafer manufacturer in December 1996. An enhanced version, the PWS-300, is being marketed to a limited number of leading wafer manufacturers for processing 300 mm wafers to the device industry's goal of wafers which have less than 0.25 micron variation in thickness across the entire wafer. As of June 30, 1997, the PWS-300 had been shipped to three customers.

CUSTOMERS

     The Company sells its products to leading semiconductor manufacturers located throughout the United States, Asia and Europe. Through June 30, 1997, the Company had sold approximately 725 CMP systems to more than 70 semiconductor manufacturers, including AMD, Anam, Cypress Semiconductor, Fujitsu, Hitachi, Hyundai, IBM, Intel, LG Semicon, LSI Logic, Micron, Motorola, NEC, Samsung, SGS-THOMSON, Siemens, SMST, Texas Instruments and UMC. Semiconductor manufacturers using IPEC's CMP systems in volume production include Cypress Semiconductor, IBM, Intel, LSI Logic, Motorola, Siemens, SMST and Texas Instruments.

     Intel represented 51% of the Company's fiscal 1997 revenue. Intel and IBM represented 35% and 11%, respectively, of the Company's fiscal 1996 revenue. Intel, IBM and Motorola represented 16%, 24% and 16%, respectively, of the Company's fiscal 1995 revenue. The loss of a major customer or any reduction in orders by such a customer would have a material adverse effect on the Company. The Company's future success depends in part upon its ability to obtain orders from new customers and increase orders from existing customers. See "Risk Factors--The Company Depends on a Small Number of Major Customers."

MARKETING, SALES AND SUPPORT

     IPEC Planar and IPEC Precision market products in the United States through independent sales forces. At June 30, 1997, IPEC Planar employed 31 and IPEC Precision employed 7 direct sales and support personnel. Each subsidiary's direct sales force develops orders, coordinates distribution, demonstrates equipment and provides applications support.

     The Company markets its products internationally through independent distributors in Europe, Israel and Asia. In Japan, Tokyo Electron Limited sells and distributes certain CMP products. The Company's primary distributor in Europe is Teltec. The Company also has several nonexclusive distributors in Europe. Sales outside the United States during fiscal 1997 and 1996 represented approximately 27% and 28%, respectively, of the Company's revenue. See "Risk Factors--The Company is Subject to Risks Associated with International Sales."

MANUFACTURING

     IPEC has manufacturing facilities in Phoenix, Arizona; Portland, Oregon; and Bethel, Connecticut. The Company manufactures a majority of the more complex plastic and metal components of its CMP products using both automated and manually-operated plastic and metal fabrication equipment. IPEC purchases other components from third parties and assembles and tests products configured by customers for particular orders. The Company's manufacturing strategy increasingly emphasizes outsourcing of components and subassemblies. The warranty for the Company's products is up to two years for parts and labor from post-installation customer acceptance. As of June 30, 1997, the Company employed 425 persons in direct manufacturing and manufacturing support activities. See "Risk Factors--The Company Would be Adversely Affected if Suppliers Could Not Deliver Goods and Services."

RESEARCH AND DEVELOPMENT

     The semiconductor capital equipment market, and in particular the CMP market in which the Company competes, is characterized by rapid technological development and product innovation. The Company's research and development efforts are currently focused on product and process development, automation, improved reliability, machine control software, safety, man-machine interfaces, maintainability and metrology. Current development efforts include 300 mm wafer CMP systems, plasma-assisted chemical etch systems, metrology technologies and copper dual damascene processes. In order to respond to developing technologies in the semiconductor manufacturing industry, the Company intends to maintain its internal development efforts and to seek cooperative research and product development relationships with other technology companies and government agencies. As of June 30, 1997, the Company had 206 full-time employees dedicating their efforts to equipment design engineering, process support and research and development. Research and development expenditures for fiscal 1997 and 1996 were $24.0 million and $15.9 million, respectively. See "Risk Factors--The Company Must Develop New Products Due to Technological Change" and "--Product or Process Development Difficulties Could Adversely Affect the Company's Results of Operations."

INTELLECTUAL PROPERTY RIGHTS

     The Company's success depends in significant part on the proprietary nature of its technology. Patents issued to the Company may not provide the Company with meaningful advantages and may be challenged. The two initial patents relating to the Company's single wafer planarization system products (the Avanti 372M and Avanti 472) are scheduled to expire in September 1997. In 1993, the technology covered by these patents was licensed on a royalty-free basis to a competitor. This license was granted pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $75,000 remained outstanding at June 30, 1997. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

     The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. These agreements may be breached, and the Company may not have adequate remedies for any such breach. The Company's trade secrets may also become known to or independently developed by others.

     As is the case with high technology companies generally, the Company may from time to time receive notice of claims of infringement of other parties' proprietary rights. If any Company equipment is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the equipment in the applicable country. The Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. Expensive and time-consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others.

     The Company manufactures the AvantGaard 676 under a license from a volume manufacturer of advanced microprocessors. The Company has escrowed technical data sufficient to permit such manufacturer to manufacture the Company's AvantGaard 676. That data may be released from escrow if the Company does not meet certain criteria regarding product or spare part delivery schedules to the manufacturer. If the data were to be released from escrow, the semiconductor manufacturer could manufacture the AvantGaard 676 or have the AvantGaard 676 manufactured by others for its use, which would have a material adverse effect on the Company's business, financial condition and results of operations. The escrow terminates in October 1998.

COMPETITION

     The semiconductor equipment industry is an intensely competitive market. The Company believes that direct domestic and international competition in CMP polishing systems and clustered CMP polishing and cleaning systems is likely to increase substantially. The Company is aware of a number of companies currently marketing CMP systems that directly compete with the Company's systems, including Applied Materials, Inc. ("Applied Materials"), Ebara Corporation ("Ebara"), SpeedFam International, Inc. ("SpeedFam") and Strasbaugh. Competition is increasing significantly in the market for high throughput planarization systems. The Company is aware that other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which may reduce the need for the Company's products. For example, Lam Research Corporation ("Lam Research"), a semiconductor production equipment supplier, recently acquired OnTrak Systems, Inc. ("OnTrak"), a manufacturer of wafer processing equipment which has developed a CMP tool. The Company anticipates that its customers will be increasingly inclined to utilize multiple CMP suppliers. Therefore, successful process qualification of the Company's CMP systems may not lead to exclusive source supplier relationships with its customers in the future. The Company also believes that other companies are developing or marketing products which compete with the Company's plasma-assisted chemical etch systems and metrology equipment and that such competition may increase in the future.

     The trend toward consolidation in the semiconductor equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a world-wide basis and to invest in both product and process research and development. Certain current and potential competitors, including Applied Materials, provide customers with evaluation tools and have substantially greater financial resources and name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, current and potential competitors, including Applied Materials, that supply a broader range of semiconductor capital equipment may have better relationships with semiconductor manufacturers including the Company's customers. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price based competition, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that its future success will depend in part upon continued acceptance of its products by Asian semiconductor manufacturers. This market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity and is difficult for foreign companies to penetrate. Asian manufacturers may develop alternative techniques or may enhance existing techniques such as spin-on glass and deposited glass to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron. The Company currently sells its products in Asia through sales representatives and distributors. The Company is establishing a fully-staffed Asia Pacific division to service this market. A direct presence in these markets, particularly Japan, requires the allocation of substantial management and financial resources, may adversely affect the Company's relationship with its current distributors, and may increase a number of risks related to international sales as described above.

BACKLOG

     The Company includes in its backlog only those customer orders for systems for which it has accepted purchase orders and assigned shipment dates within the following 12 months. Backlog also includes orders for spare parts and service contracts. Industry practice allows the customer to cancel or reschedule orders prior to shipment without penalties. Accordingly, the Company's backlog at a particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for product to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of June 30, 1997, the Company's order backlog was approximately $60.8 million, compared to approximately $48.6 million at June 30, 1996.

EMPLOYEES

     As of June 30, 1997, the Company had approximately 965 employees, of whom 84 were in administrative positions, 206 were in engineering and research and development, 38 in marketing and sales, 224 in field service and support, and the remaining employees were involved in direct manufacturing and manufacturing support activities. The Company also utilizes contract employees to supplement key work centers during peak loads. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personnel. There is intense competition for such personnel, particularly in Phoenix, Arizona, which has a relatively low unemployment rate, and the Company may experience difficulty in hiring skilled personnel. See "Risk Factors--The Company Depends on its Key Personnel and Has Appointed a New Chief Executive Officer."


ITEM 2.  PROPERTIES

     The Company leases a 150,000 square foot building in Phoenix, Arizona used as its primary manufacturing, research and administrative facility. The building has a state-of-the-art Class 10/Class 100 clean room used mainly for process development. The production and administrative functions were moved to this location in the third quarter of fiscal 1996. The Company also leases an additional 14,000 square feet in Phoenix that it uses primarily for storage.
The Company leases additional facilities in various parts of the country. These include a 46,000 square foot facility in Tempe, Arizona used for subassembly manufacturing, a 28,000 square foot facility, including a 1,000 square foot Class 1,000 clean room in Tempe, Arizona used for engineering and research and development, and a 37,500 square foot facility in Bethel, Connecticut used for manufacturing and research and development. The Company also leases facilities in San Jose and Oceanside, California; Portland and Hillsboro, Oregon; Austin, Texas; Burlington, Vermont; Dublin, Ireland; Tokyo, Japan; and Seoul, Korea.


ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol IPEC. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market.

                                                      HIGH       LOW
                                                    --------   --------
FISCAL YEAR ENDED JUNE 30, 1996
   1st Quarter................................       $56 1/2    $31 1/2
   2nd Quarter................................        40 1/4         23
   3rd Quarter................................        27 3/4     16 3/4
   4th Quarter................................            35     17 3/4
FISCAL YEAR ENDED JUNE 30, 1997
   1st Quarter................................       $20 3/4    $ 9 1/2
   2nd Quarter................................        20 3/4     10 1/8
   3rd Quarter................................            28     16 3/8
   4th Quarter................................            26     12 1/2

     On August 28, 1997, the last reported sale price for the Common Stock as reported on the Nasdaq National Market was $33 1/2 per share. As of June 30, 1997, there were approximately 196 holders of record of Common Stock. See "Risk Factors--The Company's Stock Price is Volatile."

DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The terms of the Series B Preferred Stock prevent the Company from paying dividends on the Common Stock unless the Company has paid all dividends due to the holders of the Series B Preferred Stock. In fiscal 1995, the Company recorded dividends on its Series B Preferred Stock in the amount of $377,000 and paid dividends on its Series B Preferred Stock in the amount of $79,000. In fiscal 1996, the Company recorded dividends on its Series B Preferred Stock in the amount of $579,000 and paid dividends on its Series B Preferred Stock in the amount of $439,000. In fiscal 1997, the Company recorded dividends on its Series B Preferred Stock in the amount of $284,000 and paid dividends on its Series B Preferred Stock in the amount of $558,000. The Company's bank line prohibits the payment of dividends on any shares of any class of the Company's stock, except for payments to holders of Preferred Stock in an amount not exceeding $600,000 in any fiscal year, without the consent of the bank.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data have been derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP and Richard A. Eisner & Company, LLP, whose reports appear elsewhere herein. The information presented below should be read in conjunction with the Company's Consolidated Financial Statements, Notes to the Consolidated Financial Statements and discussions of the historical financial data included elsewhere in this Form 10-K. Financial data for fiscal 1995 and 1996 have been restated to reflect the discontinuation of IPEC Clean, Inc. ("IPEC Clean") during the second quarter of fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A)."


                                                                                FISCAL YEAR ENDED JUNE 30,
                                                             1993         1994(1)         1995          1996(2)         1997
                                                          ---------      ---------      ---------      ---------      ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA(3):
 Revenue.........................................         $  1,438       $ 31,158       $ 75,220       $148,690       $144,688
 Cost of goods sold..............................              943         22,738         41,599         85,061         82,842
                                                          --------       --------       --------       --------       --------
        Gross margin.............................              495          8,420         33,621         63,629         61,846
 Operating expenses:
   Research and development......................            1,446          2,453          5,407         15,877         23,951
   Purchased research and development............               --          1,107             --         36,961             --
   Selling, general and administrative...........            1,381          9,403         17,061         26,653         27,563
   Program discontinuance charge.................               --             --             --             --         17,601
                                                          --------       --------       --------       --------       --------
        Total operating expenses.................            2,827         12,963         22,468         79,491         69,115
                                                          --------       --------       --------       --------       --------
        Operating income (loss)..................           (2,332)        (4,543)        11,153        (15,862)        (7,269)
Other income (expense):
   Interest income...............................               57             22            380          1,680            570
   Interest expense..............................             (324)        (5,197)          (879)        (2,031)        (1,707)
   Other income (expense), net...................               --            (12)            16            451            273
                                                          --------       --------       --------       --------       --------
        Income (loss) from continuing
         operations  before income taxes.........           (2,599)        (9,730)        10,670        (15,762)        (8,133)
 Income tax expense (benefit)....................               --           (830)           714         (6,399)        (2,951)
                                                          --------       --------       --------       --------       --------
        Income (loss) from continuing
         operations..............................           (2,599)        (8,900)         9,956         (9,363)        (5,182)
 Loss from discontinued operations...............               --             --         (9,357)        (1,294)       (28,564)
                                                          --------       --------       --------       --------       --------
        Net income (loss)........................           (2,599)        (8,900)           599        (10,657)       (33,746)
 Cumulative dividend on Preferred Stock..........              (38)          (118)          (377)          (579)          (284)
                                                          --------       --------       --------       --------       --------
        Net income (loss) attributable to
         Common Stockholders.....................         $ (2,637)      $ (9,018)      $    222       $(11,236)      $(34,030)
                                                          ========       ========       ========       ========       ========
 Net income (loss) per share of Common Stock
   From continuing operations....................         $  (2.12)         (3.26)          0.97          (0.69)         (0.35)
   From discontinued operations..................         $     --       $     --       $  (0.95)      $  (0.09)      $  (1.83)
                                                          --------       --------       --------       --------       --------
 Net income (loss) per share of Common Stock.....         $  (2.12)      $  (3.26)      $   0.02       $  (0.78)      $  (2.18)
                                                          ========       ========       ========       ========       ========
 Weighted average shares of Common Stock
  outstanding(4).................................            1,243          2,763          9,865         14,434         15,623
CONSOLIDATED BALANCE SHEET DATA(3):
Cash and cash equivalents........................         $  1,108       $    979       $ 65,790       $ 11,325       $ 40,656
Working capital..................................            1,406         15,707         98,555         53,700         99,096
Total assets.....................................            1,981         41,466        150,624        184,701        198,065
Current portion of long-term debt................               --            979          4,362          1,886         10,599
Long-term debt, less current portion.............               --          9,249          1,285         22,753         19,546
Total stockholders' equity (deficit).............            1,616         19,575        130,120        128,337        131,784
-------------------------------

(1) Includes results of operations of IPEC Planar Phoenix after its acquisition by the Company in September 1993.
(2) Includes results of operations of IPEC Planar Portland and IPEC Precision after their acquisition by the Company in October 1995 and December 1995, respectively.
(3) Financial data for fiscal 1995 and 1996 have been restated to reflect the discontinuation of IPEC Clean during the second quarter of fiscal 1997.
(4) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     IPEC is a Delaware corporation primarily engaged in designing, manufacturing, marketing and servicing equipment for the semiconductor manufacturing industry. The Company is organized into two divisions. IPEC Planar manufactures CMP equipment and CMP-related products. IPEC Precision manufactures advanced plasma-assisted chemical etch systems and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices. Financial information for fiscal 1995 and 1996 has been restated to reflect the discontinuation in fiscal 1997 of IPEC Clean.

     IPEC incurred net losses of $33.7 million and $10.7 million in fiscal 1997 and 1996, respectively, compared to net income of $599,000 in fiscal 1995. The Company's fiscal 1997 net loss resulted from a $25.0 million charge (net of taxes) for estimated losses on disposal of IPEC Clean, a $3.6 million loss (net of taxes) from IPEC Clean operations in fiscal 1997 and a $17.6 million pretax charge for asset write downs due to the discontinuation of the Avanti 672 program development effort. The Company's fiscal 1996 net loss resulted from a one-time pretax charge of $37.0 million for the purchase of in-process research and development in connection with the acquisitions of IPEC Planar Portland and IPEC Precision. See "Risk Factors--Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons."

     The Company's revenue is derived from the sale of products and related spare parts and service. The Company recognizes product and spare part revenue when the product or part is shipped. Service revenue is recognized ratably over the term of service contracts or in some cases upon completion of service.

     The Company's gross margin has varied in the past and may vary significantly in the future due to many factors and is especially dependent on the percentage of sales through distributors, materials costs, product mix and favorable terms given to customers to introduce new products, penetrate new markets and accelerate purchases. The Company sells directly in the United States, and such sales historically have had a higher gross margin than indirect international sales. Gross margins in any period may not be indicative of margins for future periods. Because IPEC Precision's customer base is new, the Company believes that IPEC Precision's gross margin could be lower than the gross margin for the Company's CMP tools. As new products are introduced by IPEC Precision in future quarters, the Company's gross margin may decrease. See "Risk Factors--Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items of the Company's consolidated statements of operations expressed as a percentage of revenue:

                                                                                 PERCENT OF TOTAL REVENUE
                                                                           -------------------------------------
                                                                                FISCAL YEAR ENDED JUNE 30,
                                                                           -------------------------------------
                                                                             1995          1996           1997
                                                                             ----          ----           ----
Revenue                                                                      100.0%        100.0%         100.0%
Cost of goods sold                                                            55.3          57.2           57.3
                                                                             -----         -----          -----
       Gross margin                                                           44.7          42.8           42.7
Operating expenses:
   Research and development                                                    7.2          10.7           16.5
   Purchased research and development                                           --          24.9             --
   Selling, general and administrative                                        22.7          17.9           19.0
   Program discontinuance charge                                                --            --           12.2
                                                                             -----         -----          -----
       Total operating expenses                                               29.9          53.5           47.7
                                                                             -----         -----          -----
Operating income (loss)                                                       14.8         (10.7)          (5.0)
   Other income (expense):
   Interest income                                                             0.5           1.1            0.4
   Interest expense                                                           (1.2)         (1.3)          (1.2)
   Other income, net                                                            --           0.3            0.2
                                                                             -----         -----          -----
       Income (loss) from continuing operations before income taxes           14.1         (10.6)          (5.6)
Income tax expense (benefit)                                                   0.9          (4.3)          (2.0)
                                                                             -----         -----          -----
       Income (loss) from continuing operations                               13.2          (6.3)          (3.6)
Loss from discontinued operations                                            (12.4)         (0.9)         (19.7)
                                                                             -----         -----          -----
       Net income (loss)                                                       0.8%         (7.2)%        (23.3)%
                                                                             =====         =====          =====

FISCAL YEAR 1997 COMPARED TO FISCAL 1996

     Revenue. Revenue was $144.7 million for fiscal 1997 compared to $148.7 million for fiscal 1996. This 3% decrease was primarily attributable to a decline in demand for semiconductor capital equipment in fiscal 1997 and the Company's lack of a high-throughput oxide process CMP system. On a quarterly basis, revenue increased sequentially every quarter in fiscal 1996 from $30.2 million in the first quarter of fiscal 1996 to $41.9 million in the fourth quarter of fiscal 1996. Revenue declined to $29.4 million in the first quarter of fiscal 1997, followed by sequential quarterly revenue growth in fiscal 1997, resulting in quarterly revenue of $42.6 million in the fourth quarter of fiscal 1997. Revenue from international sales represented 27% and 28% of total revenue in fiscal 1997 and 1996, respectively. Revenue from IPEC Precision represented 8% and 3% of total revenue in fiscal 1997 and 1996, respectively. Revenue from the Company's largest customer represented 51% and 35% of total revenue in fiscal 1997 and 1996, respectively. Accelerated orders in fiscal 1997 represented 14% of revenue. See "Risk Factors--The Timing of Significant Shipments and Orders Can Impact Quarterly Results."

     Cost of goods sold. Cost of goods sold increased as a percentage of revenue to 57.3% for fiscal 1997 from 57.2% in fiscal 1996. Cost of goods sold during fiscal 1997 was adversely affected by a $1.1 million charge related to warrants issued to a major customer in connection with an agreement permitting the Company to accelerate certain deliveries of equipment in fiscal 1997. The charge was based on the market value of the warrant shares on the date of the agreement. All warrants under the agreement have been issued, and all charges relating to the agreement have been incurred. Cost of goods sold also increased in fiscal 1997 due to increased customer service expenditures in fiscal 1997. The Company's shift toward direct international sales and field service favorably affected fiscal 1997 gross margin through a reduction in distributor discounts compared to fiscal 1996. However, the margin improvement was partially offset by increased sales commissions recorded as selling, general and administrative expense.

     Research and development. Research and development expense increased 51% to $24.0 million in fiscal 1997 from $15.9 million in fiscal 1996, and increased as a percentage of revenue to 16.5% in fiscal 1997 from 10.7% in fiscal 1996.
Of this increase, $5.8 million was due to development of the Company's high-throughput CMP tools and the related metal and oxide CMP processes. Research and development costs at IPEC Precision increased from $1.6 million in fiscal 1996 to $3.9 million in fiscal 1997. These costs were incurred primarily to develop IPEC Precision's wafer shaping tools and metrology products. Research and development expenditures are expected to increase substantially in fiscal 1998 compared to fiscal 1997.

     Selling, general and administrative. Selling, general and administrative expenses increased 3% to $27.6 million in fiscal 1997 from $26.7 million in fiscal 1996, and increased as a percentage of revenue to 19.0% in fiscal 1997 from 17.9% in fiscal 1996.

     Program discontinuance charge. In the second quarter of fiscal 1997, the Company demonstrated that the AvantGaard 676 tool could be used for oxide planarization as well as metal planarization. As a result, the Company decided to discontinue the development of the Avanti 672, an integrated 300 mm high-volume oxide CMP tool. Accordingly, the Company incurred a $17.6 million pretax program discontinuance charge in fiscal 1997 from write downs of inventory and assets relating to the Avanti 672 program. See "Risk Factors--Product or Process Development Difficulties Could Adversely Affect the Company's Results of Operations."

     Interest income. Interest income decreased to $570,000 in fiscal 1997 from $1.7 million in fiscal 1996 as a result of lower average cash and cash equivalent balances in fiscal 1997.

     Interest expense. Interest expense decreased to $1.7 million in fiscal 1997 from $2.0 million in fiscal 1996 primarily as a result of repayment of borrowings related to the acquisitions of IPEC Planar Portland and IPEC Precision.

     Income tax expense. The effective tax benefit rates for fiscal 1997 and 1996 were approximately 36.3% and 40.6%, respectively. The lower tax benefit rate for fiscal 1997 resulted primarily from adjustments of deferred tax balances and state tax accruals.

     Loss from discontinued operations. The operating results of IPEC Clean have been segregated from the continuing operations of the Company and reported separately as discontinued operations for all periods presented. The loss from IPEC Clean (net of taxes) increased to $28.6 million in fiscal 1997 from $1.3 million in fiscal 1996. The fiscal 1997 loss consisted of a $3.6 million operating loss incurred in the first half of fiscal 1997 and a $25.0 million one-time charge for the estimated loss on disposal of IPEC Clean. Results of operations of IPEC Clean for the third and fourth quarters of fiscal 1997 were charged to an accrued liability included in this charge. See "Risk Factors-- Future Acquisitions and Dispositions May Require Significant Resources and Adversely Affect Results."

FISCAL 1996 COMPARED TO FISCAL 1995

     Revenue. Revenue was $148.7 million for fiscal 1996 compared to $75.2 million for fiscal 1995. This increase was attributable to increased sales of $68.5 million for IPEC Planar (including sales for IPEC Planar Portland, which was acquired in the second quarter of fiscal 1996) and sales of $5.0 million for IPEC Precision (which was acquired in the second quarter of fiscal 1996). Revenue from international sales represented approximately 28% and 21% of total revenue in fiscal 1996 and 1995, respectively.

     Cost of goods sold. Cost of goods sold increased as a percentage of revenue to 57.2% in fiscal 1996 from 55.3% in fiscal 1995, due in part to the increased level of international sales, which were primarily made indirectly through distributors. During fiscal 1996, volume purchase agreement sales from IPEC Planar Portland and IPEC Precision's initial sales to customers lowered gross margin by approximately 1%.

     Research and development. Research and development expense increased 194% to $15.9 million in fiscal 1996 from $5.4 million in fiscal 1995, and increased as a percentage of revenue to 10.7% in fiscal 1996 from 7.2% in fiscal 1995. Approximately $8.9 million of the increased research and development expense resulted primarily from costs to develop the Company's Avanti 672 and AvantGaard 676 CMP tools. Additional costs of $1.6 million were also incurred at IPEC Precision for the development of plasma-assisted chemical etching and metrology technologies.

     Purchased research and development. The Company incurred purchased research and development charges of $37.0 million in fiscal 1996 as a result of the acquisitions of IPEC Planar Portland and IPEC Precision.

     Selling, general and administrative. Selling, general and administrative expenses increased 56% to $26.7 million in fiscal 1996 from $17.1 million in fiscal 1995, and decreased as a percentage of revenue to 17.9% in fiscal 1996 from 22.7% in fiscal 1995. The absolute dollar increase was primarily due to the addition of personnel, sales commissions and additional depreciation and amortization resulting from acquisitions and the Company's new Planar Phoenix facility.

     Interest income. Interest income increased to $1.7 million in fiscal 1996 from $380,000 in fiscal 1995 as a result of higher levels of invested cash, particularly in the first and second quarters of fiscal 1996. Higher cash balances in fiscal 1996 resulted from the exercise of warrants in late fiscal 1995, with net proceeds to the Company of $63.2 million.

     Interest expense. Interest expense increased to $2.0 million in fiscal 1996 from $879,000 in fiscal 1995 as a result of higher borrowing levels. Debt financing occurred during fiscal 1996 to acquire IPEC Precision and to construct a new manufacturing facility in Phoenix. A substantial portion of the Company's financing was consolidated with a $10.0 million term loan and a $30.0 million revolving loan facility agreement with a bank in the fourth quarter of fiscal 1996.

     Income tax expense. As a result of the write offs in fiscal 1996, the Company's effective tax benefit rate was 40.6% in fiscal 1996. Due to the Company's ability to utilize net operating loss carryforwards in fiscal 1995, the effective tax rate was 6.7%. These net operating loss carryforwards were fully utilized in fiscal 1995.

     Loss from discontinued operations. Loss from discontinued operations was $1.3 million in fiscal 1996 compared to $9.4 million in fiscal 1995, primarily as a result of the one-time charge for purchased research and development of $8.5 million related to the acquisition of IPEC Clean in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity include cash and cash equivalents of $40.7 million as of June 30, 1997, an increase of $29.3 million from June 30, 1996. The increase in cash and cash equivalents resulted primarily from cash generated from operations of $8.8 million, proceeds from the sale/leaseback of the Company's 150,000 square foot Phoenix manufacturing and administrative facility of $18.7 million, issuance of 100,000 shares of Series C Preferred Stock (all of which were subsequently converted to Common Stock) for $25.0 million and additional net borrowings of $13.9 million. Increases in working capital, primarily inventory and accounts receivable, and capital expenditures used cash of $32.6 million and $3.7 million, respectively in fiscal 1997.

     As of June 30, 1997, the Company had $99.1 million of working capital compared with $53.7 million as of June 30, 1996. The Company's accounts receivable increased to $45.6 million as of June 30, 1997 as compared to $34.1 million as of June 30, 1996. The increase in accounts receivable was primarily due to more favorable credit terms granted to certain international customers and to customers purchasing initial AvantGaard 676 systems. The Company's inventory increased to $44.7 million as of June 30, 1997 from $23.4 million as of June 30, 1996. This was primarily due to ramping of production of the Company's AvantGaard 676 and AvantGaard 776 systems and increased levels of manufacturing at IPEC Precision. See "Risk Factors--Operating Results are Subject to Quarterly Fluctuations for Varied Reasons."

     The Company's property, plant and equipment decreased to $25.5 million as of June 30, 1997 from $50.2 million as of June 30, 1996 primarily as a result of the sale/leaseback of the Phoenix manufacturing and administrative facility in fiscal 1997.

     Total long-term debt increased to $30.1 million as of June 30, 1997 from $24.6 million as of June 30, 1996 primarily as a result of borrowings under the Company's revolving loan facility. Total long-term debt as a percentage of stockholders' equity increased to 23% as of June 30, 1997 from 19% as of June 30, 1996.

     The Company entered into a loan agreement with a bank in April 1996. Under the terms of the agreement, as modified, the Company received a $10.0 million term loan and a $20.0 million revolving loan facility to provide working capital and for general corporate purposes. The loan agreement has been modified to allow an increase of the revolving loan facility from $20.0 million to $25.0 million from the beginning of the last week of each fiscal quarter through the end of the first week of the subsequent quarter. Proceeds from the loan agreement were utilized to pay $16.0 million of debt incurred in connection with the acquisition of IPEC Precision. The $10.0 million term loan was paid with the proceeds from the $18.7 million sale/leaseback transaction in fiscal 1997. The loan agreement includes various covenants, including, among other things, maintenance of certain financial ratios and limitations on the amount of dividends that can be paid to stockholders. The Company was in compliance with these covenants as of June 30, 1997. The loan agreement has been extended to April 1998. As of June 30, 1997, $25.0 million was outstanding under the revolving loan facility.

     The Company believes that its cash and cash equivalents will be sufficient to fund its operations through at least the next 12 months. The Company's cash needs depend on, among other things, whether its sales continue to expand, which would require greater investments in working capital, and on whether the Company is forced by competitive pressures and commercial terms to continue or increase extended terms for accounts receivable. If the Company requires additional cash, there can be no assurance that such additional financing will be available when needed, or, if available, will be available on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to invest in capital equipment and working capital.

RISK FACTORS

     The Company's Limited Operating History Has Involved Annual and Quarterly Losses. Prior to the Company's acquisition of IPEC Planar Phoenix in fiscal 1994, the Company did not have significant revenue. The Company had net losses in fiscal 1996 and 1997 of $10.7 million and $33.7 million, respectively. Operating results in fiscal 1997 include a net loss of approximately $36.9 million in the second quarter of fiscal 1997, due to one-time charges (net of taxes) of approximately $40.2 million for discontinuation of the business of IPEC Clean and of a research and development program. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will be profitable in future periods.

     Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons. The Company's operating results are subject to quarterly fluctuations due to a variety of factors, including industry-wide changes in the demand for semiconductors or for semiconductor production equipment generally and, in particular, for high performance semiconductors with smaller line widths and multiple layers; the timing of significant shipments; accelerations, delays, cancellations or postponement of orders; the gain or loss of significant customers; competitive pressures; availability and costs of components from the Company's suppliers; the timing of product announcements and introductions and process qualifications by the Company, its customers or its competitors; the ability of the Company to manufacture, test and deliver products in a timely and cost-effective manner; the level of field service operations; the timing and structure of acquisitions and dispositions or spin-offs; changes in the mix of products sold; the level of international sales, which historically have had lower margins than domestic sales; delayed or canceled construction of wafer fabrication facilities by customers; research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's and its customers' products; reductions in personnel; discontinuance of operations; and the sufficiency of personnel and capital resources to support operations. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above.

     The Company has experienced adverse effects from some of these factors in the past and may experience them in the future. In the second quarters of fiscal 1995 and 1996, the Company incurred net losses due to one-time charges associated with the IPEC Planar Portland and IPEC Precision acquisitions. The Company incurred a loss in the first quarter of fiscal 1997, primarily due to a decline in demand for semiconductor capital equipment, the Company's lack of a high-throughput oxide process CMP system, unprofitable operations at IPEC Precision and increased cost of goods sold resulting from the issuance of warrants to a major customer as described below. The Company incurred a net loss in the second quarter of fiscal 1997, due to a $25.0 million charge (net of taxes) for estimated losses on disposal of IPEC Clean and a $17.6 million pretax charge for asset write-downs due to discontinuation of the Company's Avanti 672 product development effort. The semiconductor equipment market experienced an industry-wide slowdown in the second half of calendar 1996, which adversely affected sales of the Company's CMP polishing equipment. The Company's revenue from sales of CMP equipment in each of the first three quarters of fiscal 1997 was lower than such revenue in each of the first three quarters of fiscal 1996. Fiscal 1997 revenue was below fiscal 1996 revenue.

     Results of operations in any period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. In future quarters, the Company's operating results may not meet the expectations of public market analysts or investors. In such an event, the market price of the Common Stock would be materially adversely affected.

     The Timing of Significant Shipments and Orders Can Impact Quarterly Results. The Company derives most of its revenue from the sale of products in a price range from $250,000 to $1.4 million per unit, and clustered systems can be priced much higher. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. The Company has previously experienced order and delivery delays and cancellations which caused the Company to miss its quarterly revenue and profit projections, including during the first quarter of fiscal 1997, and there can be no assurance that the Company can avoid such order and delivery delays in the future. During the first quarter of fiscal 1997, a significant customer agreed to accelerate certain orders into the first three quarters of fiscal 1997, which could adversely affect the Company's ability to obtain orders from this customer in fiscal 1998. These accelerated orders represented 14% of the Company's revenue in fiscal 1997. Cost of goods sold increased in the first three quarters of fiscal 1997 by $657,000, $191,000 and $212,000, respectively, due to the issuance of certain warrants in connection with this acceleration. Orders which the Company has included in its backlog may be cancelled. For example, the Company removed from its backlog orders of approximately $12.0 million in the fourth quarter of fiscal 1997, primarily due to delays in construction of a wafer fabrication facility for Submicron Systems in Thailand. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development and engineering make it difficult to reduce expenses in a particular quarter if the Company's sales goals for the quarter are not met. Any inability to reduce spending quickly enough to mitigate any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations. See "MD&A--Results of Operations."

     The Company Depends on a Small Number of Major Customers. A small number of customers account for a significant percentage of the Company's orders and revenue. In fiscal 1997, Intel represented 51% of the Company's revenue. In fiscal 1996, Intel and IBM represented 35% and 11%, respectively, of the Company's revenue. In fiscal 1995, Intel, IBM and Motorola represented 16%, 24% and 16%, respectively, of the Company's revenue. The Company anticipates that its revenue will continue to depend on a limited number of major customers, although the companies considered to be major customers and the percentage of the Company's revenue represented by each major customer may vary from quarter to quarter. Several of the Company's major customers, including Intel, must determine shortly the extent to which they will adopt the Company's AvantGaard 676 or AvantGaard 776, particularly for the oxide process, or comparable high-throughput products from the Company's competitors. The loss of a major customer, any material reduction in orders by such customers, including reductions due to market or competitive conditions or the determination of any such customer not to adopt the Company's next-generation products, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers and the general economy.

     The Company Depends on Broader Industry Acceptance of CMP and the AvantGaard 676 and AvantGaard 776. The CMP process has not been broadly adopted by semiconductor manufacturers for volume production. IPEC defines semiconductor manufacturers using CMP in volume production as companies using ten or more CMP systems. Most semiconductor manufacturers who have CMP equipment use it only for pilot line production, and few semiconductor manufacturers produce commercial quantities of ICs using CMP machines. To date, the Company's products have been used primarily to manufacture advanced semiconductor logic and memory devices. While industry analysts have projected significant future growth for the CMP polisher market, these projections depend on the analysts' assumptions, and variations in industry demand can occur during the several years included in the projections. There can be no assurance that projected industry growth will occur or that semiconductor manufacturers will adopt CMP processes for volume production. Lack of growth in the semiconductor industry and the determination of such manufacturers not to adopt CMP processes for volume production would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's future results depend on sales of the AvantGaard 676, AvantGaard 776 and Avanti 472 CMP wafer polishing systems. The Avanti 372M CMP wafer polishing system is based on older technology and is sold primarily to one customer, with shipments expected only through calendar 1999. Because shipments of the Avanti 372M are limited and the Avanti 472 does not offer the same throughput or footprint as the AvantGaard 676 or AvantGaard 776 or other high-throughput CMP systems, the Company expects its reliance on sales of the AvantGaard 676 and AvantGaard 776 to increase in the future. As of June 30, 1997, the AvantGaard 676 had been shipped to nine customers and the AvantGaard 776 had been shipped to two customers. The AvantGaard 676 was initially designed solely to planarize metal layers and has not been broadly adopted for this purpose in volume production. The Company's oxide process for the AvantGaard 676 and AvantGaard 776 was recently developed and has not been widely accepted. Several customers are qualifying a new production level oxide CMP process for these systems, and the Company believes that the oxide process is being used in production by a very limited number of customers. The AvantGaard 776 was designed to integrate CMP, metrology and wafer cleaning in a single unit with both oxide and metal capability. If commercial use does not confirm the utility of the AvantGaard 676 and AvantGaard 776 for both oxide and metal processes, or if customers do not broadly adopt the AvantGaard 676 and AvantGaard 776, the Company's business, financial condition and results of operations would be materially and adversely affected.

     The Company's future results also depend on sales of IPEC Precision's products, which are currently oriented toward semiconductor wafer manufacturers and have not been widely adopted by these or other semiconductor industry customers. There can be no assurance that customers will accept these products or that these products can be sold profitably or in volume.

     The Company Must Develop New Products Due to Technological Change. The Company derives most of its revenue from sales of CMP equipment and related products by IPEC Planar. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. Sales of certain of the Company's products generally depend on new semiconductor fabrication facility construction projects and facility upgrades by customers. The Company's strategy depends in part on developing and introducing products that lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, throughput, reliability, footprint and wafer yields. The Company believes that its future success will depend in part upon its ability to enhance its existing products, develop new products and qualify new processes on its CMP systems to address technological changes and customer requirements.

     Product or Process Development Difficulties Could Adversely Affect the Company's Results of Operations. The Company's current development efforts include 300 mm wafer CMP systems, plasma-assisted chemical etch systems, metrology technologies and copper dual damascene processes. Semiconductor equipment companies often experience delays in completing advanced products and processes. In the past, the Company has experienced delays in developing new CMP tools and processes and the plasma-assisted chemical etch system. The Company cannot assure that any product in development will be completed as scheduled or that completed products or processes will be commercially adopted. Due to the complexity and sophistication of the Company's products and related automation software, the Company's products from time to time may contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in a timely manner. IPEC Precision may require a large amount of capital in order to commercialize its current products and products under development. If any of the Company's products currently under development are not commercialized in a timely manner, the Company could be required to write off inventory and other assets related to the development project, and the Company could lose customers and revenue. For example, the Company incurred a $17.6 million pretax asset write off in the second quarter of fiscal 1997 for discontinuance of the Avanti 672 product development program. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry.

     The Company May be Adversely Affected by the Intensely Competitive Market in Which it Participates. The semiconductor equipment industry is an intensely competitive market. The Company believes that direct domestic and international competition in CMP polishing systems and clustered CMP polishing and cleaning systems is likely to increase substantially. The Company is aware of a number of companies currently marketing CMP systems that directly compete with the Company's systems, including Applied Materials, Ebara, SpeedFam and Strasbaugh. Competition is increasing significantly in the market for high-throughput planarization systems. The Company is aware that other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which may reduce the need for the Company's products. For example, Lam Research, a semiconductor production equipment supplier, recently acquired OnTrak, a manufacturer of wafer processing equipment which has developed a CMP tool. The Company anticipates that its customers will be increasingly inclined to utilize multiple CMP suppliers. Therefore, successful process qualification of the Company's CMP systems may not lead to exclusive source supplier relationships with its customers in the future. The Company also believes that other companies are developing or marketing products which compete with the Company's plasma-assisted chemical etch systems and metrology equipment and that such competition may increase in the future.

     The trend toward consolidation in the semiconductor equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Certain current and potential competitors, including Applied Materials, provide customers with evaluation tools and have substantially greater financial resources and name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, current and potential competitors, including Applied Materials, that supply a broader range of semiconductor capital equipment may have better relationships with semiconductor manufacturers, including the Company's customers. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products and could adversely affect the acceptance of new products. Moreover, increased competitive pressure could lead to intensified price based competition, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is Subject to Risks Associated with International Sales. International sales accounted for approximately 27% and 28% of the Company's revenue in fiscal 1997 and 1996, respectively. The Company's international sales historically have had lower gross margins than domestic sales since these sales have been made through distributors, which purchase products from the Company at a discount to list price. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods. Margins on international sales may vary in the future depending on the level of sales made through distributors. International sales are subject to certain inherent risks, including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country.

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

     The Company's Strategy Relies on Increased Penetration of the Asian Market. The Company believes that its future success will depend in part upon continued acceptance of its products by Asian semiconductor manufacturers. This market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. Asian manufacturers may develop alternatives to CMP or may enhance existing manufacturing techniques such as spin-on glass and deposited glass to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron. The Company currently sells its products in Asia through sales representatives and distributors. The Company is establishing a fully-staffed Asia Pacific division to service this market. A direct presence in these markets, particularly Japan, requires the allocation of substantial management and financial resources, may adversely affect the Company's relationship with its current distributors, and may increase a number of risks related to international sales as described above.

     The Semiconductor Industry Is Cyclical, Causing Fluctuations in the Company's Operating Results. The Company's business depends upon capital expenditures by manufacturers of semiconductor devices, primarily for the opening of new or expansion of existing fabrication facilities which, in turn, depends upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and has experienced significant overall growth in recent years, which has resulted in growth in the semiconductor capital equipment industry. The cyclicality of the semiconductor industry has had a severe adverse effect on the industry's demand for semiconductor processing equipment. In certain instances, industry downturns have lasted for extended periods of time. Because the Company believes that it must maintain research and development and customer service and support expenditures even during industry downturns, any downturn in the semiconductor industry could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that past growth in the semiconductor and semiconductor capital equipment industries, or the resulting growth in the Company's business, can be sustained in the future or that the downturns in the market will not reoccur.

     The Company's planned operations assume that a significant portion of new orders will result from demand from semiconductor manufacturers building or expanding fabrication facilities for advanced multi-level semiconductor devices with design requirements of 0.35 micron and below, and there can be no assurance that such demand will exist.

     Past Acquisitions Have Adversely Affected Operating Results. The Company's growth in annual revenues from fiscal 1994 through fiscal 1996 has resulted not only from expansion of its core CMP business, but also from acquisitions in fiscal 1994, 1995 and 1996. The Company's expansion through acquisitions has resulted in significantly higher operating expenses, particularly because the Company's strategy initially has been to operate each acquired business independently, resulting in separate marketing, customer support and administrative functions. The companies acquired generally had not operated profitably before their acquisition by IPEC. IPEC Clean, acquired in fiscal 1995, has never operated profitably and was discontinued by the Company in the second quarter of fiscal 1997, resulting in a $25.0 million charge (net of taxes) in that quarter. IPEC Precision has only recently achieved significant revenue from shipments of production equipment. There can be no assurance that the Company will be able to integrate or operate profitably any acquired entity.

     IPEC Precision Joint Development Program May Require Significant Resources and Adversely Affect Results. The Company has entered into an agreement in principle with MEMC to develop a family of wafer shaping tools using IPEC Precision's plasma-based planarization and metrology technology. IPEC Precision and MEMC expect to establish an LLC which would own the intellectual property developed and license it to IPEC Precision so IPEC Precision can make and sell the wafer shaping tools, paying a royalty to the LLC. IPEC

Precision would share expenses related to the joint development program and pay royalties to the LLC on the sale of newly developed plasma wafer shaping tools. The Company has not entered into a definitive agreement at this time. There can be no assurance that the Company will enter into a definitive agreement or that the joint development program would be successful. Because no definitive agreement has been finalized, the Company's obligations and the financial consequences of such an arrangement cannot be predicted.

     Disposition of IPEC Clean May Require Significant Resources and Adversely Affect Results. The Company may dispose of or spin off portions of its business which the Company determines are not complementary to its strategy. The Company plans to dispose of IPEC Clean by selling or closing down its operations by the end of calendar 1997. Discussions with potential acquirors are at an early stage, and there can be no assurance of the terms, if any, of a sale. In the event a sale cannot be achieved by the end of calendar 1997, the Company plans to shut down IPEC Clean's operations. The IPEC Clean disposition effort could absorb significant management time and adversely affect the Company's business, financial condition and results of operations.

     Future Acquisitions May Require Significant Resources and Adversely Affect Results. The Company's strategy is to obtain additional wafer fabrication technologies and may involve, in part, acquisitions of products, technologies or businesses from third parties. The Company also may make acquisitions for other reasons, including to obtain additional distribution capacity in specified geographic markets. An acquisition could absorb substantial cash resources, require the Company to incur or assume debt obligations, or involve the issuance of additional Common Stock, which could dilute the Company's existing stockholders. An acquisition which is accounted for as a purchase, like the Company's past acquisitions, could involve significant one-time charges, or could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. An acquisition or disposition would absorb significant management time and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company Depends on its Key Personnel and Has Appointed a New Chief Executive Officer. The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel. There is intense competition for such personnel, particularly in Phoenix, Arizona, which has a relatively low unemployment rate, and the Company may experience difficulty in hiring skilled personnel. IPEC recently announced the appointment of Roger D. McDaniel to the position of President and Chief Executive Officer effective September 1, 1997. Mr. McDaniel will oversee all financial and operational aspects of the Company. Thomas C. McKee, IPEC's President and Chief Operating Officer from October 1995 to August 1997, will remain with the Company through December 1997 as Chief Operating Officer and serve as a consultant until February 1999. Lack of a smooth transition of financial and operational control to Mr.

McDaniel, the loss of certain key employees or consultants, or the Company's inability to attract and retain new key employees could have a material adverse effect on the Company's business, financial condition and results of operations. During July and October 1996, the Company effected reductions in its work force to reduce its expenses and may do so in the future. Repeated layoffs could adversely affect the retention of employees and could adversely affect the Company's ability to hire new personnel in the future. Personnel terminations at IPEC Precision included technical personnel, who could be difficult to replace if IPEC Precision successfully markets its products and requires additional engineering staff to support customers. See "Business--Employees."

     The Company Depends on Proprietary Technology, and Protection is Uncertain. The Company's success depends in significant part on the proprietary nature of its technology. Patents issued to the Company may not provide the Company with meaningful advantages and may be challenged. The two initial patents relating to the Company's single wafer rotational planarization system products (the Avanti 372M and Avanti 472) are scheduled to expire in September 1997. In 1993, the technology covered by these patents was licensed on a royalty-free basis to a competitor. This license was granted pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $75,000 remained outstanding at June 30, 1997. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

     The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. These agreements may be breached, and the Company may not have adequate remedies for any such breach. The Company's trade secrets may also become known to or independently developed by others.

     The Company is Subject to Infringement Claims. As is the case with high technology companies generally, the Company may from time to time receive notice of claims of infringement of other parties' proprietary rights. If any Company equipment is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the equipment in the applicable country. The Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. Expensive and time-consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others.

     The Company Has Placed Its Technology in Escrow Under a Significant License Agreement. The Company manufactures the AvantGaard 676 under a license from a volume manufacturer of advanced microprocessors. The Company has escrowed technical data sufficient to permit such manufacturer to manufacture the Company's AvantGaard 676. The data may be released from escrow if the Company does not meet certain criteria regarding product or spare part delivery schedules to the manufacturer. If the data were to be released from escrow, the semiconductor manufacturer could manufacture the AvantGaard 676 or have the AvantGaard 676 manufactured by others for its use, which would have a material adverse effect on the Company's business, financial condition and results of operations. The escrow terminates in October 1998.

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

     Certain Anti-Takeover Provisions May Discourage Change in Control. The Company had at June 30, 1997 approximately 453,000 shares of Class A Common Stock outstanding, which has four votes for each share. The majority of the Class A Common Stock is beneficially owned by Sanjeev R. Chitre, the Chairman of the Board of Directors, and a trust for the benefit of his daughter. The voting power held by the Company's officers and directors may give those individuals substantial influence over any corporate action submitted to the Company's stockholders for vote. The Company designated 50,000 shares of Series D Preferred Stock in connection with a stockholder rights plan adopted in May 1997. The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue additional Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without further vote or action by its stockholders. Pursuant to Delaware corporate law, the approval of the holders of outstanding Preferred Stock may be required for certain corporate actions. Any series of Preferred Stock which the Company may issue in the future would participate in these class voting rights and may have additional independent rights to approve certain actions. The Company is subject to Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with any "interested stockholder" as defined by that statute. This statute and the stockholder rights plan are designed to encourage potential acquirors to negotiate with the Company's Board of Directors. The voting power held by officers and directors, outstanding rights to elect members of the Company's Board of Directors, the Company's stockholder rights plan, the voting rights of outstanding Preferred Stock and Preferred Stock which may be issued in the future, the existence of Class A Common Stock and the application of Delaware General Corporation Law Section 203 could discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of Common Stock who are not officers and directors might otherwise receive a premium for their shares over then current prices, and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests.

     The Company's Common Stock Price is Volatile. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile.
The market price of the Common Stock may be significantly affected by factors such as quarter to quarter variations in the actual or anticipated financial results of the Company or of other companies in the semiconductor industry, or in the markets served by the Company, announcements by the Company or its competitors regarding new product introductions, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. The market price of the Company's Common Stock has fluctuated substantially in recent periods, from a low $9 1/2 on July 16, 1996 to a high of $34 1/8 on August 27, 1997. On August 28, 1997, the reported last sale price of the Company's Common Stock on the Nasdaq National Market was $33 1/2. These broad market fluctuations may adversely affect the market price of the Common Stock, and there can be no assurance that the market price of the Common Stock will not decline below current levels. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

     The Company May Need to Raise Capital on Unfavorable Terms. The Company believes that its cash and cash equivalents are sufficient to support its operation through at least the next 12 months. Additional new debt or equity financing may be required in fiscal 1998 to fund the Company's operations. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock, and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to make continued capital investments.

     Description of Forward-Looking Statements. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements concerning future trends and growth in the markets for semiconductor devices, semiconductor capital equipment and CMP equipment; the Company's strategies for transitioning IC manufacturers from pilot to volume use of CMP, migrating customers to IPEC's next generation of integrated products, developing products to reduce customers' cost of ownership, increasing the Company's direct distribution, process distribution and service capabilities internationally and outsourcing components and subassemblies; the Company's plans to establish a joint venture with MEMC and dispose of IPEC Clean; the Company's product development efforts; future increases in the Company's research and development expenditures; the sufficiency of the Company's capital resources; and future revenue which may be implied by reported backlog. These forward-looking statements may be found in "Risk Factors," "MD&A" and "Business." Forward-looking statements not specifically set forth above may also be found in these and other sections of this Form 10-K. The Company's actual future results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in this Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See Index to IPEC Financial Statements on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information about the Company's directors required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1997. Such information is incorporated herein by reference. The following table sets forth certain information concerning the Company's current executive officers as of June 30, 1997/1/:


Name                         Age   Position
-------------------------    ---   ---------------------------------------------
Sanjeev R. Chitre..........   42   Chairman of the Board of Directors and Chief
                                   Executive Officer
Roger D. McDaniel..........   58   President and Chief Executive Officer
Thomas C. McKee............   49   President and Chief Operating Officer
John S. Hodgson............   46   Vice President, Chief Financial Officer,
                                   Treasurer and Secretary

     SANJEEV R. CHITRE founded the Company and has been the Chairman of the Board of Directors since its organization in October 1989. He was IPEC's Chief Executive Officer from October 1989 to August 1997. Mr. Chitre was a Vice President of marketing and sales of Superwave Technology, Inc., a manufacturer of automated in-line systems for the semiconductor industry, from 1984 through 1989.

     ROGER D. MCDANIEL was appointed President and Chief Executive Officer of the Company effective September 1997 and has been a director of the Company since August 1996. From April 1989 to August 1996, he was the Chief Executive Officer of MEMC, a silicon wafer producer, and served as a director of MEMC from April 1989 to March 1997. Mr. McDaniel is a director of Trikon Technologies, Inc. and Fluoroware Inc., a privately-held company, and is a director and past Chairman of the Semiconductor Equipment and Materials Institute, an international industry association of material and equipment manufacturers which serves the semiconductor industry.

     THOMAS C. MCKEE was IPEC's President and Chief Operating Officer from October 1995 to August 1997. Mr. McKee will remain with the Company through December 1997 as Chief Operating Officer and serve as a consultant until February 1999. He was Chief Operating Officer of Westech Systems, Inc. ("Westech"), the predecessor to IPEC Planar, from April 1994 to October 1995. From November 1993 to April 1994, he was Executive Vice President of Westech. Prior to joining IPEC, Mr. McKee served in various management and consulting positions within the semiconductor capital equipment industry and was the founder of Semiconductor Systems, Inc., a manufacturer of photolithography track equipment that was sold to General Signal in 1983.

-------------------

/1/    Mr. McDaniel was appointed President and Chief Executive Officer of the
Company effective September 1, 1997, replacing Mr. McKee as President and Mr. Chitre as Chief Executive Officer.

     JOHN S. HODGSON has been Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since July 1994. From 1985 to 1993, he served in senior financial capacities for Dover Technologies, the electronics subsidiary of Dover Corporation ("Dover"). In 1993, Mr. Hodgson was named Vice President of Finance of Dovatron International, Inc., a contract electronics manufacturer that was spun out into a separate public company by Dover.


ITEM 11.  EXECUTIVE COMPENSATION

     In connection with the acquisition of Westech, in August 1993 the Company entered into a ten year Consulting Agreement with Harold C. Baldauf, a director of the Company, and his two sons. Under the terms of the agreement, they are to provide consulting services in the day-to-day operations of the Company's business for up to 130 days in the aggregate during each calendar year. They are to be paid $150,000 per year to be divided among them in accordance with their determination of the proportions of the consulting services provided by each of them during the relevant period. During the term of the agreement, Mr. Baldauf and his two sons are prohibited from acting in any capacity in connection with any entities which operate a business in competition with the business of the Company or its affiliates. The terms of the agreement were determined through an arms-length negotiations conducted between the Company and the consultants, none of whom were affiliates of the Company at the time of the negotiations. However, because the agreement was negotiated in the context of the Westech acquisition, the terms of the consulting arrangements may be more favorable to Mr. Baldauf and his sons than an agreement the Company would negotiate with a non-affiliate.

     Additional information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1997 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1997 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1997 and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

     1.   Index to Consolidated Financial Statements
          ------------------------------------------

                                                                   PAGE(S) IN
                                                                   FORM 10-K
                                                                   ----------
Independent Auditors' Report, KPMG Peat Marwick LLP                    F-2

Independent Auditors' Report, Richard A. Eisner &
Company, LLP                                                           F-3

Consolidated Balance Sheets as of June 30, 1997 and 1996               F-4

Consolidated Statements of Operations for the years ended
June 30, 1997, 1996 and 1995                                           F-5

Consolidated Statements of Changes in Stockholders' Equity
for the years ended June 30, 1997, 1996 and 1995                       F-6

Consolidated Statements of Cash Flows for the years ended
June 30, 1997, 1996 and 1995                                           F-7

Notes to Consolidated Financial Statements                             F-8

     2.   Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this amendment:


 Exhibit                                   Description
---------    ----------------------------------------------------------------
  2.1         Stock Purchase Agreement among IPEC, William Reiersgaard and GAARD
              Automation Inc. ("GAARD"), dated effective October 30, 1995.
              Incorporated by reference to Exhibit 2.1 to the Company's Current
              Report on Form 8-K for reporting date October 30, 1995 and filed
              November 14, 1995 (File No. 0-20470) ("GAARD 8-K").

  2.2         Asset Purchase Agreement between IPEC and Hughes Danbury Optical
              Systems, Inc. ("HDOS"), dated effective December 29, 1995.
              Incorporated by reference to Exhibit 2.1 to the Company's Current
              Report on Form 8-K for reporting date December 29, 1995 and filed
              January 13, 1996 (File No. 0-20470) ("HDOS 8-K").

  3.1 Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-
              KSB for the fiscal year ended June 30, 1993 (File No. 0-20470)
              (the "1993 Form 10-KSB").

  3.2         Amendment of Certificate of Incorporation, effective December 16,
              1993. Incorporated by reference to Exhibit 3.2 to Amendment No. 1, filed on December 30, 1993 ("SB-2 Amendment No. 1") to the
              Company's Registration Statement on Form SB-2 (Registration No.
              33-70962) (the "SB-2 Registration Statement").

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

  4.1 Form of Class C Warrant issued by the Company. Incorporated by reference to Exhibit 10.13 to Amendment No. 1, filed on July 21,
              1992 ("IPO Amendment No. 1") to the Company's Registration
              Statement on Form S-1 (Registration No. 33-44746) (the "IPO
              Registration Statement").

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

  4.7 Registration Agreement, dated as of November 22, 1994, by and among the Company and the Exchanging Shareholders (as defined therein). Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K for reporting date November
              22, 1994 and filed December 7, 1994 (File No. 0-20470).

  4.8 Registration Rights Agreement, dated as of September 9, 1994, between the Company and Kassner. Incorporated by reference to
              Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (File No. 0-20470).

  4.9         Stockholders' Agreement, dated as of August 31, 1993 among the
              Company, Harold C. Baldauf ("HCB") and Janet A. Baldauf ("JAB").
              Incorporated by reference to Exhibit 10.22 to the 1993 Form 10-
              KSB.

  10.1 Licensing and Manufacturing Agreement, dated July 18, 1990, between the Company and MTC. Incorporated by reference to
              Exhibit 10.4 to the IPO Registration Statement.

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

  10.5        Settlement Agreement, dated January 23, 1993, between Westech and
              SpeedFam. Incorporated by reference to Exhibit 10.34 to the 1993
              Form 10-KSB.

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

  10.9        Lease, dated October 15, 1985, as amended (together with related
              Subordination, Non-Disturbance and Estoppel Agreement dated July
              1, 1986), relating to the facility of Athens Research and Development Corporation ("Athens") in Oceanside, California.
              Incorporated by reference to Exhibit 10.37 to the May 1995 Form S-
              3.

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

  10.12       Promissory note and security agreement between IPEC and Don M.
              Jackson, Jr., dated August 31, 1995; and related Commercial
              Guaranty issued by the Company to Second National Bank of Saginaw, previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the first quarter ended September 30, 1995, incorporated herein by reference.

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

  10.16 Promissory Note from IPEC Precision, a subsidiary of IPEC, to HDOS dated December 29, 1995. Incorporated by reference to Exhibit 2.5 to the HDOS 8-K.

  10.17       Security and Pledge Agreement dated December 29, 1995 between
              IPEC Precision and IPEC in favor of HDOS. Incorporated by reference to Exhibit 2.5 to the HDOS 8-K.

  10.18 Form of Promissory Note and Security Agreement dated December 1995 from Sanjeev Chitre to IPEC, previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the second quarter ended December 31, 1995, incorporated herein by reference.

  10.19 Lease Agreement, dated March 8, 1996, relating to IPEC Precision's facility in Bethel, Connecticut. Incorporated by reference to
              Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-20470) ("1996 Form 10-K").

  10.20       Loan Agreement dated April 24, 1996, between the Company and First
              Interstate Bank of Arizona, N.A. ("Credit Facility Agreement"), with related Side Letter Concerning Liens dated April 24, 1996,
              Letter Agreement dated May 31, 1996, Revolving Credit Note dated
              April 24, 1996, Term Note dated April 24, 1996 and Security
              Agreement dated April 24, 1996. Incorporated by reference to
              Exhibit 10.20 to the 1996 Form 10-K.

              The following additional schedules to the Credit Facility
              Agreement have been omitted and the Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request: Officer's Certificate of Parent dated April 24, 1996, Borrowing Base Certificate dated
              April 25, 1996, Compliance Certificate dated April 24, 1996,
              Notice of Negative Pledge dated April 24, 1996, and Patent
              Mortgage, Trademark Security Agreements, Patent Security
              Agreements and Copyright Security Agreements for the Company and its subsidiaries, each dated April 24, 1996.

  10.21 Warrant Purchase Agreement, dated as of October 4, 1996, between the Company and Intel Corporation. Incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 1996 for the quarter ended September 30, 1996.

  10.22       Notice of Settlement of Indemnification Claims under Westech
              Agreement and Plan of Merger and Related Escrow Agreement, dated
              September 19, 1996. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 14,
              1996 for the quarter ended September 30, 1996.

  10.23       Subscription Agreement, dated as of December 12, 1996, between the
              Company and Fletcher International Limited ("Fletcher").
              Incorporated by reference to Exhibit 99.1 to the Company's Current
              Report on Form 8-K for reporting date December 16, 1996 and filed on December 30, 1996 (File No. 0-20470) ("Fletcher 8-K").

  10.24 Warrant Certificate, dated as of December 16, 1996, issued by the Company to Fletcher. Incorporated by reference to Exhibit 99.1 to the Fletcher 8-K.

  10.25       Lease Agreement between Seldin Properties and the Company, dated
              December 26, 1996. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 14,
              1997 for the quarter ended December 31, 1996.

  10.26       Amendment to Loan Agreement between Wells Fargo Bank and the
              Company, dated March 28, 1997. Incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 14, 1997 for the quarter ended March 31, 1997.

  10.27* Fifth Modification of Loan Agreement between Wells Fargo Bank and the Company, dated April 30, 1997.

  10.28* Sixth Modification of Loan Agreement between Wells Fargo Bank and the Company dated June 27, 1997.

  11.1*       Statement Regarding Computation of Per Share Earnings.

  21.1*       Subsidiaries of Company.

  23.1*       Consent of KPMG Peat Marwick LLP.

  23.2*       Consent of Richard A. Eisner & Company, LLP.

  24.1*       Power of Attorney (see page 36).

  27.1*       Financial Data Schedule

     *        Filed herewith

    (b)       Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June
              30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                   INTEGRATED PROCESS EQUIPMENT CORP.
                                   a Delaware Corporation

                                   By: /s/ JOHN S. HODGSON
                                       -------------------------------------
                                      John S. Hodgson
                                      Vice President, Chief Financial Officer,
                                      Treasurer and Secretary (Principal
                                      Financial and Accounting Officer)

                                   Date:  September 2, 1997


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjeev R. Chitre and John S. Hodgson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                          Date
-------------------------  ---------------------------------------   ------------------
                            Chairman of the Board, President and      September 2, 1997
/s/ SANJEEV R. CHITRE       Chief Executive Officer (Principal
-------------------------   Executive Officer)
Sanjeev R. Chitre

/s/ JOHN S. HODGSON         Vice President, Chief Financial           September 2, 1997
-------------------------   Officer, Treasurer and Secretary
John S. Hodgson             (Principal Financial and
                            Accounting Officer)

                            Director
-------------------------
Harold C. Baldauf

/s/ WILLIAM J. FRESCHI      Director                                  September 2, 1997
-------------------------
William J. Freschi

/s/ KENNETH LEVY            Director                                  September 2, 1997
-------------------------
Kenneth Levy

/s/ ROGER D. MCDANIEL       Director                                  September 2, 1997
-------------------------
Roger D. McDaniel

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report, KPMG Peat Marwick LLP....................... F-2

Independent Auditors' Report, Richard A. Eisner & Company, LLP............ F-3

Consolidated Balance Sheets as of June 30, 1996 and 1997.................. F-4

Consolidated Statements of Operations for the years ended June 30, 1995,
 1996 and 1997............................................................ F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1995, 1996 and 1997....................................... F-6

Consolidated Statements of Cash Flows for the years ended June 30, 1995,
 1996 and 1997............................................................ F-7

Notes to Consolidated Financial Statements................................ F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Integrated Process Equipment Corp.:

  We have audited the accompanying consolidated balance sheets of Integrated Process Equipment Corp. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Process Equipment Corp. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Phoenix, Arizona
August 1, 1997

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Integrated Process Equipment Corp.:

  We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of the operations and cash flows of Integrated Process Equipment Corp. and subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

                                          RICHARD A. EISNER & COMPANY, LLP

New York, New York
August 18, 1995

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   JUNE 30,
                                                              ------------------
                                                                1996      1997
                                                              --------  --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................. $ 11,325  $ 40,656
  Accounts receivable........................................   34,089    45,590
  Inventories................................................   23,437    44,729
  Prepaid expenses...........................................      946       968
  Net assets of discontinued operations......................   12,339     2,463
  Deferred income taxes......................................    5,175    11,425
                                                              --------  --------
    Total current assets.....................................   87,311   145,831
                                                              --------  --------
Property, plant and equipment, net...........................   50,225    25,462
Intangible assets, net.......................................   15,135    11,798
Deferred income taxes........................................   13,175    13,381
Other assets.................................................    1,475     1,593
Net assets of discontinued operations........................   17,380       --
                                                              --------  --------
                                                              $184,701  $198,065
                                                              ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Notes payable.............................................. $  2,056  $    124
  Current portion of long-term debt..........................    1,886    10,599
  Accounts payable...........................................   11,961    17,445
  Accrued liabilities........................................   17,708    18,567
                                                              --------  --------
    Total current liabilities................................   33,611    46,735
Long-term debt, less current portion.........................   22,753    19,546
                                                              --------  --------
    Total liabilities........................................   56,364    66,281
                                                              --------  --------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value per share. Nonvoting.
  Authorized, 2,000,000 shares:
  Series B-1 cumulative preferred stock. Authorized 21,478
   shares, issued and outstanding 20,941 shares at June 30,
   1996 and 14,543 shares at June 30, 1997. Liquidation
   preference of $1,354 as of June 30, 1997..................      --        --
  Series B-2 cumulative preferred stock. Authorized 21,478
   shares, issued and outstanding 20,941 shares at June 30,
   1996 and 19,544 shares at June 30, 1997. Liquidation
   preference of $1,820 as of June 30, 1997..................      --        --
  Series B-3 cumulative preferred stock. Authorized 21,478
   shares, issued and outstanding 21,210 shares at June 30,
   1996 and 9,898 shares at June 30, 1997. Liquidation
   preference of $922 as of June 30, 1997....................       --        --
  Common stock, $.01 par value per share. One vote per
   share. Authorized 50,000,000 shares, issued and
   outstanding 14,238,406 shares at June 30, 1996 and
   16,889,071 shares at June 30, 1997........................      142       169
  Class A common stock, $.01 par value per share. Four
   votes per share. Authorized 3,500,000 shares, issued and
   outstanding 521,650 shares at June 30, 1996 and 453,057
   shares at June 30, 1997...................................        5         5
 Additional paid-in capital..................................  151,730   189,422
 Accumulated deficit.........................................  (23,546)  (57,850)
 Foreign currency translation adjustment.....................        6        38
                                                              --------  --------
    Total stockholders' equity...............................  128,337   131,784
                                                              --------  --------
                                                              $184,701  $198,065
                                                              ========  ========

          See accompanying notes to consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEARS ENDED JUNE 30,
                                                   ---------------------------
                                                    1995      1996      1997
                                                   -------  --------  --------
Revenue........................................... $75,220  $148,690  $144,688
Cost of goods sold................................  41,599    85,061    82,842
                                                   -------  --------  --------
    Gross margin..................................  33,621    63,629    61,846
Operating expenses:
  Research and development........................   5,407    15,877    23,951
  Purchased research and development..............     --     36,961       --
  Selling, general and administrative.............  17,061    26,653    27,563
  Program discontinuance charge...................     --        --     17,601
                                                   -------  --------  --------
    Total operating expenses......................  22,468    79,491    69,115
                                                   -------  --------  --------
    Operating income (loss).......................  11,153   (15,862)   (7,269)
Other income (expense):
  Interest income.................................     380     1,680       570
  Interest expense................................    (879)   (2,031)   (1,707)
  Other, net......................................      16       451       273
                                                   -------  --------  --------
    Total other income (expense)..................    (483)      100      (864)
                                                   -------  --------  --------
    Income (loss) from continuing operations
     before income taxes..........................  10,670   (15,762)   (8,133)
Income tax expense (benefit)......................     714    (6,399)   (2,951)
                                                   -------  --------  --------
    Income (loss) from continuing operations......   9,956    (9,363)   (5,182)
Discontinued operations:
  Loss from operations of IPEC Clean, net of
   taxes..........................................  (9,357)   (1,294)   (3,614)
  Loss on disposal of IPEC Clean, net of taxes....     --        --    (24,950)
                                                   -------  --------  --------
    Loss from discontinued operations.............  (9,357)   (1,294)  (28,564)
                                                   -------  --------  --------
    Net income (loss).............................     599   (10,657)  (33,746)
Cumulative dividend on preferred stock............    (377)     (579)     (284)
                                                   -------  --------  --------
    Net income (loss) attributable to common
     stockholders................................. $   222  $(11,236) $(34,030)
                                                   =======  ========  ========
Net income (loss) per common share:
  From continuing operations...................... $  0.97  $  (0.69) $  (0.35)
  From discontinued operations....................   (0.95)    (0.09)    (1.83)
                                                   -------  --------  --------
Net income (loss) per common share................ $  0.02  $  (0.78) $  (2.18)
                                                   =======  ========  ========
Shares used in per share calculation..............   9,865    14,434    15,623
                                                   =======  ========  ========

          See accompanying notes to consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                    YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                 CLASS                           FOREIGN
                                   A    ADDITIONAL              CURRENCY       TOTAL
                          COMMON COMMON  PAID-IN   ACCUMULATED TRANSLATION STOCKHOLDERS'
                          STOCK  STOCK   CAPITAL     DEFICIT   ADJUSTMENT     EQUITY
                          ------ ------ ---------- ----------- ----------- -------------
Balance at June 30,
 1994...................    $42   $11     $32,484   $(12,970)     $  8        $19,575
Issuance of Series B-2
 preferred stock........     --    --       2,000         --       --           2,000
Conversion of Class A
 common stock to common
 stock..................      6    (6)         --         --        --            --
Exercise of warrants and
 unit purchase options..     74    --      83,887         --        --         83,961
Acquisition of Athens
 Corp...................     11    --      20,998         --        --         21,009
Exercise of stock
 options, net of tax
 benefits and employee
 stock plan purchases...      2    --       2,870         --       --           2,872
Issuance of warrants and
 options compensation
 charges................     --    --         183         --       --             183
Net income..............     --    --          --         599      --             599
Preferred stock
 dividends paid.........     --    --          --         (79)     --             (79)
                           ----   ---    --------   ---------     ----       --------
Balance at June 30,
 1995...................    135     5     142,422     (12,450)       8        130,120
Issuance of Series B-3
 preferred stock........     --    --       2,000         --       --           2,000
Exercise of warrants and
 unit purchase options..      3    --       2,339         --        --          2,342
Acquisition of remaining
 interests in Athens
 Corp...................      2    --         204         --        --            206
Conversion of
 convertible debenture..     --    --         110         --        --            110
Exercise of stock
 options, net of tax
 benefits and employee
 stock plan purchases...      2    --       4,555         --        --          4,557
Issuance of warrants....     --    --         100         --        --            100
Net loss................     --    --          --     (10,657)      --        (10,657)
Preferred stock
 dividends paid.........     --    --          --        (439)      --           (439)
Foreign currency
 translation adjustment.     --    --          --         --        (2)            (2)
                           ----   ---    --------   ---------     ----       --------
Balance at June 30,
 1996...................    142     5     151,730     (23,546)       6        128,337
Retirement of Series B-1
 preferred stock........     --    --        (500)        --        --           (500)
Conversion of Series B
 preferred stock to
 common stock...........      2    --          (2)        --        --            --
Issuance of Series C
 preferred stock (less
 offering costs of
 $1,600) and conversion
 of Series C preferred
 stock to common stock..     13    --      23,387         --        --         23,400
Issuance of warrants....     --    --       1,059         --        --          1,059
Exercise of stock
 options, net of tax
 benefits and employee
 stock plan purchases...     10    --      13,403         --        --         13,413
Exercise of warrants....      2    --         345         --        --            347
Net loss................     --    --          --     (33,746)      --        (33,746)
Preferred stock
 dividends paid.........     --    --          --        (558)      --           (558)
Foreign currency
 translation adjustment.     --    --          --          --       32             32
                           ----   ---    --------   ---------     ----       --------
Balance at June 30,
 1997...................   $169   $ 5    $189,422    $(57,850)    $ 38       $131,784
                           ====   ===    ========   =========     ====       ========

          See accompanying notes to consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        YEARS ENDED JUNE 30,
                                                    ---------------------------
                                                     1995      1996      1997
                                                    -------  --------  --------
Cash flows from operating activities:
 Net income (loss)................................. $   599  $(10,657) $(33,746)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization....................   2,988     6,328     9,496
  Loss on disposal of IPEC Clean, net of taxes.....     --        --     24,950
  Purchased research and development...............     --     36,961       --
  Program discontinuance charge....................     --        --     17,601
  Deferred tax benefit.............................  (1,085)  (15,855)  (10,527)
  Cost of warrants issued..........................     --        --      1,059
  Changes in operating assets and liabilities, net
   of effects of acquisitions:
   Accounts receivable............................. (11,045)  (10,432)  (11,584)
   Inventories.....................................  (2,059)      521   (30,293)
   Prepaid expenses and other assets...............    (693)     (487)     (140)
   Accounts payable................................    (918)   (7,054)    5,484
   Accrued liabilities.............................    (933)    3,062     1,624
   Net assets of discontinued operations...........   2,843     7,349     2,306
                                                    -------  --------  --------
    Net cash provided by (used in) operating
     activities.................................... (10,303)    9,736   (23,770)
                                                    -------  --------  --------
Cash flows from investing activities:
 Purchase of property, plant and equipment.........  (5,625)  (36,571)   (3,703)
 Proceeds from sale of property, plant and
  equipment........................................     --        752    20,417
 Purchase of subsidiaries, net of cash acquired....    (929)  (23,641)      --
                                                    -------  --------  --------
    Net cash provided by (used in) investing
     activities                                      (6,554)  (59,460)   16,714
                                                    -------  --------  --------
Cash flows from financing activities:
 Proceeds from long-term debt......................     338    35,787    15,214
 Repayment of notes payable........................  (4,000)  (24,000)   (1,356)
 Net proceeds from issuance of common stock and
  warrants.........................................  85,845     5,544    11,701
 Payment of preferred stock dividends..............     (79)     (439)     (558)
 Repayment of long-term debt and capital leases....    (868)  (21,631)  (12,046)
 Repayment of related party notes payable..........  (4,768)      --        --
 Net proceeds from issuance of Series C preferred
  stock............................................     --        --     23,400
 Borrowing from related parties....................   5,200       --        --
                                                    -------  --------  --------
    Net cash provided by (used in) financing
     activities....................................  81,668    (4,739)   36,355
                                                    -------  --------  --------
Effect of exchange rate changes on cash............     --         (2)       32
                                                    -------  --------  --------
    Net increase (decrease) in cash and cash
     equivalents...................................  64,811   (54,465)   29,331
Cash and cash equivalents, beginning of year.......     979    65,790    11,325
                                                    -------  --------  --------
Cash and cash equivalents, end of year............. $65,790  $ 11,325  $ 40,656
                                                    =======  ========  ========

          See accompanying notes to consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES AND PER SHARE AMOUNTS)


(1) ORGANIZATION

  Integrated Process Equipment Corp. (IPEC) and subsidiaries (the Company) is a supplier of chemical mechanical planarization (CMP) systems used in the manufacture of semiconductors and advanced plasma-assisted chemical etch systems and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices.

ACQUISITIONS

 IPEC Clean

  On November 22, 1994, the Company acquired approximately 94% of the outstanding common stock of Athens Corp (Athens), a privately-owned company engaged in manufacturing wet process reprocessing systems for the semiconductor industry. The name of Athens was subsequently changed to IPEC Clean, Inc. (IPEC Clean). The purchase price consisted of 1,095,695 shares of the Company's common stock. The Company subsequently acquired the remaining interests in the common stock of Athens in fiscal 1996 in exchange for 211,670 shares of the Company's common stock.

  The purchase price was allocated to the assets acquired, including cash of $18 thousand and liabilities assumed based on their fair values as follows:

     Purchase price:
       Common stock.................................................... $21,215
       Costs of acquisition............................................     995
                                                                        -------
         Total......................................................... $22,210
                                                                        =======
     Assets acquired and liabilities assumed:
       Current assets.................................................. $ 6,711
       Property, plant and equipment...................................   1,207
       Other assets....................................................     753
       Purchased research and development..............................   8,485
       Developed technology............................................  13,592
       Assembled workforce.............................................     881
       Goodwill........................................................     577
       Current liabilities.............................................  (9,186)
       Noncurrent liabilities..........................................    (696)
       Deferred income taxes...........................................    (114)
                                                                        -------
         Total......................................................... $22,210
                                                                        =======

  The purchased research and development was charged to operations upon acquisition. The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Athens from the date of acquisition. The operations of IPEC Clean were classified as discontinued in fiscal 1997. See Note 4.

  The purchased research and development included eight different potential products and was valued using a discounted cash flow analysis with no valuation of any potential product exceeding the estimated replacement cost to the Company. Of the eight "in-process" products acquired, four were in the product definition stage and four products had been conceptually outlined but had not gone through the product definition stage. At the time of the acquisition, there were no future alternative uses for these products. The Company believes that the technology had no separate economic value and the technology was expensed as purchased research and development cost at the time of acquisition.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

 IPEC Planar Portland

  On October 30, 1995, the Company acquired all of the outstanding common stock of GAARD Automation, Inc. (GAARD), a privately-owned company that developed and sold an advanced high-throughput chemical mechanical planarization (CMP) system for metal planarization. On January 1, 1997, GAARD was merged into IPEC Planar, Inc. GAARD also designed and manufactured custom flexible automation systems used outside the semiconductor industry. The purchase price consisted of cash of $12 million and notes payable and long-term debt of $18.9 million. Notes payable of $15 million were subsequently repaid in fiscal 1996.

  The purchase price was allocated to the assets acquired (including cash of $1.3 million) and liabilities assumed based on their fair values as follows:

     Purchase price:
       Cash............................................................ $12,000
       Notes payable...................................................  15,700
       Long-term debt..................................................   3,223
       Costs of acquisition............................................     620
                                                                        -------
         Total......................................................... $31,543
                                                                        =======
     Assets acquired and liabilities assumed:
       Current assets.................................................. $ 7,958
       Property, plant and equipment...................................     128
       Deferred income taxes...........................................   1,010
       Purchased research and development..............................  28,793
       Current liabilities.............................................  (6,346)
                                                                        -------
         Total......................................................... $31,543
                                                                        =======

  The purchased research and development was charged to operations upon acquisition. The acquisition was accounted for as a purchase, and accordingly, the accompanying consolidated financial statements include the results of GAARD from the date of acquisition.

  The purchased research and development included one potential product and was valued using a discounted cash flow analysis. The valuation did not exceed the estimated replacement cost to the Company. The product, a CMP tool, was in the product definition stage at the time of the acquisition, and there were no future alternative uses for this product. The Company believes that the technology had no separate economic value and the technology was expensed as purchased research and development cost at the time of acquisition.

 IPEC Precision

  On December 29, 1995, the Company's subsidiary IPEC Precision, Inc. acquired substantially all of the assets constituting the Precision Materials Operation of Hughes Danbury Optical Systems, Inc. (HDOS). IPEC Precision (formerly HDOS) was engaged in the design, manufacture, and sale of precision equipment, based on proprietary plasma-assisted chemical etching and metrology technologies, for use in the production of advanced semiconductor wafers and devices, and provided wafer processing services that use such proprietary technology and equipment. The purchase price consisted of cash of $11.5 million and notes payable of $10.4 million. The notes payable were paid in fiscal 1996 and 1997.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

  The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

   Purchase price:
     Cash.............................................................. $11,517
     Notes payable.....................................................  10,356
     Costs of acquisition..............................................     725
                                                                        -------
       Total........................................................... $22,598
                                                                        =======
   Assets acquired and liabilities assumed:
     Current assets.................................................... $   879
     Property, plant and equipment.....................................   6,190
     Deferred income taxes.............................................     400
     Patents...........................................................   6,222
     Assembled workforce...............................................   1,622
     Purchased research and development................................   8,168
     Current liabilities...............................................    (883)
                                                                        -------
       Total........................................................... $22,598
                                                                        =======

  The purchased research and development was charged to operations upon acquisition. The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the results of IPEC Precision from the date of acquisition.

  The purchased research and development included four potential products and was valued using a discounted cash flow analysis. The valuation did not exceed the estimated replacement cost to the Company. Of the four "in-process" products acquired, two were in the product definition stage and two products had been conceptually outlined but had not gone through the product definition stage. The Company believes that the technology had no separate economic value and the technology was expensed as purchased research and development cost at the time of acquisition.

 Pro Forma

  Pro forma unaudited consolidated operations data from continuing operations (excluding nonrecurring charges for purchased research and development and discontinued operations), assuming all acquisitions had taken place on July 1, 1994, is as follows:

                                                             YEARS ENDED JUNE 30,
                                                             -------------------
                                                               1995       1996
                                                             --------   --------
     Revenue...............................................   $93,545.  $156,839
     Net income ...........................................   $11,301.  $ 13,587
     Net income per share..................................   $  1.15.  $    .94


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of IPEC and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

 Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  All highly liquid securities, including marketable securities purchased with original maturities of three months or less at the date of purchase are considered to be cash equivalents. As of June 30, 1997, the Company has classified marketable securities of $10 million with maturities of less than three months as cash equivalents. The Company intends to hold these securities to maturity. There were no marketable securities at June 30, 1996.

 Concentration of Credit Risk

  The Company sells products and services primarily to semiconductor manufacturers, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. At June 30, 1997, accounts receivable from the Company's largest customer was $21.2 million.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets which range from three to fifteen years. Equipment recorded under capital leases is stated at the lower of fair market value or the present value of minimum lease payments at the inception of the lease. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

 Intangible Assets

  Intangible assets have been allocated among various categories based on their estimated fair value upon acquisition as determined by management or by independent appraisal. The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted net cash flows generated by the asset over the remaining estimated life of the asset in measuring whether the asset is recoverable. Material factors which may alter the useful life of the asset or determine that the balance may not be recoverable include effects of new technologies, obsolescence, demand, competition and other economic factors.

  Goodwill represents the excess cost over the fair value of tangible and intangible assets acquired and is amortized over 10 years using the straight-line method. Patents are amortized over 5 to 10 years using the straight-line method. Assembled workforce represents the avoided cost to interview and train employees and is being amortized over 5 years using the straight-line method.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

 Impairment of Long-Lived Assets

  The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

 Warranty Expense

  The Company warrants its products for a period of one year or longer upon customer acceptance. Future estimated warranty costs are charged to operations at the time of sale.

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

 Foreign Currency Translation

  The functional currency for the Company's foreign operations is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates at the balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates for the year. The effects of foreign currency translation adjustments are included as a separate component of stockholders' equity. Transaction gains and losses are included in operations and were not significant for the years ended June 30, 1995, 1996 and 1997.

 Recently Issued Accounting Pronouncements

  In October 1995 the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires that companies using the intrinsic value method must make pro forma disclosures of net income and

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES earnings per share as if the fair value method had been applied. The Company has continued to account for stock-based compensation using the intrinsic value method, which will not have an impact on the Company's results of operation or financial position. See note 10 for pro forma disclosures of net income and earnings per share as if the fair value method had been applied.

  In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS No. 128). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data shall be restated to conform to SFAS No. 128. The pro forma effect of the Company adopting Statement 128 is that basic and diluted EPS would have been $.03 and $.07 for the year ended June 30, 1995, $(.78) and $(.64) for the year ended June 30, 1996 and $(2.18) and
$(2.00) for the year ended June 30, 1997.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending June 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

 Reclassifications

  Certain 1995 and 1996 balances have been reclassified to conform to the 1997 presentation.


(3) INVENTORIES

  Inventories are summarized as follows:

                                                                  JUNE 30,
                                                              -----------------
                                                               1996      1997
                                                              -------  --------
     Raw materials........................................... $14,318  $ 35,977
     Work in process.........................................  10,165    18,182
     Finished goods..........................................     906     3,549
                                                              -------  --------
                                                               25,389    57,708
     Less: inventory obsolescence allowance..................  (1,952)  (12,979)
                                                              -------  --------
                                                              $23,437  $ 44,729
                                                              =======  ========

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

  In the second quarter of fiscal 1997, the Company recorded a pretax nonrecurring charge of $17.6 million, related to write-downs of inventories of $9.0 million, write-downs of property, plant and equipment of $4.1 million and the accrual of related noncancellable purchase orders of $4.5 million related to the discontinuance of the Avanti 672 product development program. At June 30, 1997, inventory associated with the Avanti 672 program was $12.6 million primarily in raw materials, with a related allowance of $10.1 million.


(4) DISCONTINUED OPERATIONS

  In the second quarter of fiscal 1997, the Company announced its decision to focus its resources on manufacturing CMP and CMP-related equipment. As a result of this decision, the Company adopted a plan for the disposition by sale or closure of IPEC Clean in calendar 1997.

  IPEC Clean has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Revenue, related losses and income taxes associated with the discontinued operations are as follows:

                                                         YEARS ENDED JUNE 30,
                                                      -------------------------
                                                       1995     1996     1997
                                                      -------  -------  -------
     Revenue........................................  $13,165  $35,810  $ 4,609
                                                      -------  -------  -------
     Loss from discontinued operations before taxes.   (9,995)  (1,674)  (5,495)
     Income tax benefit.............................     (638)    (380)  (1,881)
                                                      -------  -------  -------
     Loss from discontinued operations, net of
      taxes.........................................  $(9,357) $(1,294) $(3,614)
                                                      =======  =======  =======

  The effective income tax benefit for discontinued operations differs from the Company's effective tax rate primarily as a result of nondeductible amortization of intangible assets.

  The Company recorded a pretax charge of $27.2 million to write down intangible assets, accounts receivable, inventory, equipment and other assets to estimated net realizable value and to record additional liabilities in the second quarter of fiscal 1997. A charge of $3.0 million was also recorded to reflect the estimated phase out costs and losses from operations associated with IPEC Clean until disposition. The tax benefit associated with these charges was $5.2 million.

  The net assets of the discontinued operations have been reclassified in the accompanying consolidated balance sheets as follows:

                                                                   JUNE 30,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
     Current assets........................................... $19,234  $ 7,078
     Property, plant and equipment, net.......................   2,430      --
     Intangible assets........................................  12,911      --
     Other assets.............................................   2,127      --
     Current liabilities......................................  (6,895)  (4,615)
     Long-term debt...........................................     (88)     --
                                                               -------  -------
                                                               $29,719  $ 2,463
                                                               =======  =======

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

(5) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is summarized as follows:

                                                                  JUNE 30,
                                                              -----------------
                                                               1996      1997
                                                              -------  --------
     Land.................................................... $ 1,642  $    --
     Buildings...............................................  15,414       151
     Machinery and equipment.................................  33,806    33,077
     Building and leasehold improvements.....................   1,325     3,384
     Office furniture and fixtures...........................   1,051     1,067
     Vehicles................................................     106        84
     Equipment recorded under capital leases.................   2,291     4,629
                                                              -------  --------
                                                               55,635    42,392
     Less: accumulated depreciation and amortization.........  (5,410)  (16,930)
                                                              -------  --------
                                                              $50,225  $ 25,462
                                                              =======  ========


(6) INTANGIBLE ASSETS

  Intangible assets are summarized as follows:

                                                                   JUNE 30,
                                                               ----------------
                                                                1996     1997
                                                               -------  -------
     Goodwill................................................. $ 6,910  $ 6,910
     Patents..................................................  11,398   11,398
     Assembled workforce......................................   1,622    1,622
                                                               -------  -------
                                                                19,930   19,930
     Less: accumulated amortization...........................  (4,795)  (8,132)
                                                               -------  -------
                                                               $15,135  $11,798
                                                               =======  =======

(7) ACCRUED LIABILITIES

  Accrued liabilities are summarized as follows:

                                                                   JUNE 30,
                                                                ---------------
                                                                 1996    1997
                                                                ------- -------
     Accrued warranties........................................ $ 5,215 $ 4,382
     Accrued income taxes......................................   3,190     775
     Accrued payroll and benefits..............................   1,474   1,943
     Accrued vacation..........................................     944   1,413
     Accrued commissions.......................................     768   1,558
     Accrued losses for phase-out of discontinued operations...     --      877
     Accrued losses on noncancellable purchase commitments for
      discontinued program.....................................     --    3,381
     Other accrued liabilities.................................   6,117   4,238
                                                                ------- -------
                                                                $17,708 $18,567
                                                                ======= =======

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

(8) LONG-TERM DEBT

  Long-term debt is summarized as follows:

                                                                JUNE 30,
                                                             ---------------
                                                              1996    1997
                                                             ------- -------
     Notes payable, bank(a)................................  $19,786 $25,000
     Notes payable, other, interest ranging from prime plus
      1% to 12%; due in 1997; collateralized by various
      assets...............................................      198      19
     Note payable, interest at prime (8.5% at June 30,
      1997); matures in January 1998; collateralized by
      patents and guaranteed by a stockholder..............      175      75
     Note payable, GAARD acquisition(b)....................    2,620   1,538
     Capital lease obligations, interest at rates ranging
      from 8.7% to 10.9%(c)................................    1,860   3,513
                                                             ------- -------
                                                              24,639  30,145
     Less: current portion.................................    1,886  10,599
                                                             ------- -------
     Long-term debt, net...................................  $22,753 $19,546
                                                             ======= =======

--------
(a) The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, as modified, the Company received a $10.0 million term loan and a $20.0 million revolving loan facility to provide working capital and for general corporate purposes. The loan agreement was further modified to allow an increase of the revolving loan facility from $20.0 million to $25.0 million from the beginning of the last week of each fiscal quarter through the end of the first week of the subsequent quarter. If the Company is unable to qualify for the entire commitment amount under its borrowing base, the Company may nonetheless borrow the amount for which it would not otherwise qualify, by pledging with the bank dollar for dollar security in the form of cash equivalents or marketable securities. The borrowing base for the revolving loan facility consists of 80% of eligible accounts receivable as defined by the agreement. At
    June 30, 1997, the eligible borrowing base was $23.7 million, of which $20.0 million was borrowed. An additional $5.0 million was borrowed under the modification to the loan agreement and $5.0 million of cash equivalents were pledged as restricted cash collateral for this borrowing. The outstanding balance on the revolving loan facility was $9.8 million and $25.0 million at June 30, 1996 and 1997, respectively.

    The revolving loan facility bears interest at the Company's option at the prime rate plus .25% or LIBOR plus 3%. The weighted average interest rate at June 30, 1996 and 1997 on the outstanding balance was 8.24% and 8.32%, respectively. The commitments made under the revolving credit facility expire in April 1998, but may be extended annually for two one-year periods with the consent of the bank. If the revolving credit facility expires, the Company is obligated to repay the outstanding balance in twelve equal monthly payments of principal plus interest. The term loan and revolving loan facility are secured by a blanket lien on substantially all of the assets of the Company and its subsidiaries. The outstanding balance of the term loan was $10.0 million at June 30, 1996. The $10.0 million term loan was repaid in the second quarter of fiscal 1997 in connection with the sale/leaseback transaction of the Company's Phoenix manufacturing and administrative facility described in Note 13.

    The terms of the loan agreement include various covenants, which, among other things, include maintenance of certain financial ratios, limit the amount of dividends that can be paid to common stockholders and limit acquisitions of treasury stock. The Company was in compliance with these covenants as of June 30, 1996 and 1997.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

(b) The Company issued a $3.2 million promissory note to the former owner of GAARD. The note bears interest at 5.58% per year, principal and interest are payable in monthly installments. The note matures in September 1998 and is unsecured.

(c) The Company entered into lease financing arrangements for certain equipment that expire at various dates through June 2001.

  Interest expense to related parties was $304 thousand and $561 thousand for the years ended June 30, 1995 and 1996. Interest expense includes debt discount and deferred financing fees of $213 thousand for the year ended June 30, 1995.

  The future maturities of long-term debt as of June 30, 1997 are as follows:

       YEARS ENDING JUNE 30,
       ---------------------
               1998..................................................... $10,599
               1999.....................................................  17,900
               2000.....................................................     980
               2001.....................................................     666
                                                                         -------
                 Total.................................................. $30,145
                                                                         =======

(9) STOCKHOLDERS' EQUITY

 Preferred Stock

  The holders of Series B preferred stock are entitled to an annual cumulative dividend amounting to $5.59 per share, payable semiannually on December 31 and June 30, commencing June 30, 1994. The Series B preferred stock was issued to the former stockholders of Westech upon achievement of revenue targets in calendar 1993, 1994 and 1995. Each share of the Series B-1 preferred stock, Series B-2 preferred stock and Series B-3 preferred stock is convertible into 12.54, 11.41 and 15.00 shares of common stock, respectively. During fiscal 1995, 1,074 shares of Series B-1 and B-2 preferred stock were converted into 12,860 shares of common stock, in fiscal 1996, 268 shares of Series B-3 preferred stock were converted into 4,020 shares of common stock and in fiscal 1997, 13,738 shares of Series B-1, B-2 and B-3 preferred stock were converted into 198,522 shares of common stock During fiscal 1997, 5,370 shares of Series B-1 preferred stock were released from escrow to the selling stockholders of Westech (including a director) upon settlement of the purchase price of Westech. In accordance with the escrow settlement, the remaining 5,369 shares of the Series B-1 preferred stock held in escrow were retired.

  The Company completed a $25.0 million equity financing in fiscal 1997. The Company sold 100,000 shares of newly issued Series C convertible preferred stock. At the holder's option, each share of Series C convertible preferred stock was convertible at a premium over an average of the volume weighted average daily market prices of the common stock. On February 25, 1997 all shares of Series C convertible preferred stock converted into 1,283,961 shares of common stock.

  In connection with the issuance of the Series C convertible preferred stock, warrants were issued to acquire up to 476,352 shares of the Company's common stock. These warrants may generally be exercised from and after June 16, 1998 until December 16, 2002 at an exercise price of $24.57 per share.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

 Class A Common Stock

  Each share of Class A common stock is entitled to four votes and can be converted into one share of the Company's common stock. Each share of common stock is entitled to one vote. In connection with the Company's initial public offering in 1992, all of the holders of the Company's Class A common stock placed into escrow, on a pro rata basis, an aggregate of 733,550 shares of Class A common stock. Since the market price of the Company's common stock attained specific levels in fiscal 1995, the shares of Class A common stock placed in escrow were released to the respective shareholders.

 Unit Purchase Options and Warrants

  Concurrent with the Company's initial public offering in August 1992, the Company issued unit purchase options to the underwriter to purchase 87,500 units at an exercise price of $44.20 per unit. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant. At June 30, 1997 none of these options were outstanding.

  Concurrent with the Company's secondary offering in February 1994, the Company issued unit purchase options to the underwriter for the purchase of 1,800 units at an exercise price of $1,650 per unit. Each unit consists of 130 shares of common stock and 78 Class B warrants which expire in 1999. At June 30, 1997, 338 of the original 1,800 units were outstanding.

  Upon the exercise of each Class A warrant, the holder received one share of common stock and one Class B warrant. The Class A warrants were called for redemption in August 1994.

  Upon the exercise of each Class B warrant, the holder received one share of common stock. These warrants were called for redemption in May 1995.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

 Warrants

  The following table summarizes warrant activity:

                   COMMON     CLASS A      CLASS B     CLASS C    CLASS D   CLASS E    COMMON   COMMON   COMMON
                    (a)         (b)          (c)         (a)        (d)        (e)       (f)      (g)      (h)     TOTAL
                  --------  -----------  -----------  ---------  ---------  --------  -------- -------- -------- ----------
Exercise price..  $   4.00  $      8.90  $     13.45  $    2.52  $    8.90  $  10.00  $  29.25 $  14.66 $  24.57        --
Expiration......   8/13/95      8/13/97      8/13/99    8/28/97    8/13/97  12/31/97  12/26/00 12/31/99 12/16/02        --
Issued with
 public
 offerings......       --     1,006,250    2,620,850        --     100,000       --        --       --       --   3,727,100
Issued with
 bridge
 financing......    25,000    1,250,000          --         --         --        --        --       --       --   1,275,000
Issued in
 connection with
 line of credit.       --           --           --     275,000        --     50,000       --       --       --     325,000
Issued in
 connection with
 exercise of
 Class A
 warrants.......       --           --     2,291,380        --         --        --        --       --       --   2,291,380
Issued in
 connection with
 acquisition
 services.......       --           --           --         --         --        --     10,000      --       --      10,000
Issued with unit
 purchase
 options........       --        64,540       64,540        --         --        --        --       --       --     129,080
Exercised.......   (25,000)  (2,291,380)  (4,971,660)  (137,500)  (100,000)  (50,000)      --       --       --  (7,575,540)
Redeemed........       --       (29,410)      (5,110)       --         --        --        --       --       --     (34,520)
                  --------  -----------  -----------  ---------  ---------  --------  -------- -------- -------- ----------
Outstanding at
 June 30, 1996..       --           --           --     137,500        --        --     10,000      --       --     147,500
                  --------  -----------  -----------  ---------  ---------  --------  -------- -------- -------- ----------
Issued in
 connection with
 an agreement
 with a major
 customer to
 accelerate
 certain
 deliveries in
 fiscal 1997....       --           --           --         --         --        --        --   250,000      --     250,000
Issued in
 connection with
 issuance of
 Series C
 preferred
 stock..........       --           --           --         --         --        --        --       --   476,352    476,352
Exercised.......       --           --           --    (137,500)       --        --        --       --       --    (137,500)
                  --------  -----------  -----------  ---------  ---------  --------  -------- -------- -------- ----------
Outstanding at
 June 30, 1997..       --           --           --         --         --        --     10,000  250,000  476,352    736,352
                  ========  ===========  ===========  =========  =========  ========  ======== ======== ======== ==========

-------
(a) Upon exercise, the holder will receive one share of common stock for each warrant exercised.
(b) Upon exercise of each Class A warrant, the holder received one share of common stock and one Class B warrant. In August 1994, the Class A warrants were called by the Company for redemption. As a result, warrants for 2,226,840 shares were exercised providing net proceeds of approximately $19.0 million to the Company.
(c) Upon exercise of each Class B warrant, the holder received one share of common stock. In May 1995, these warrants were called by the Company for redemption. As a result warrants for 4,902,780 shares were exercised providing net proceeds of $63.3 million to the Company. Unit purchase options outstanding at June 30, 1997 could result in the issuance of 26,364 Class B warrants, if exercised.
(d) These warrants were issued in connection with a line of credit extended by a stockholder and assigned a value of $73 thousand.
(e) These warrants were issued in connection with a line of credit extended by a stockholder and assigned a value of $144 thousand.
(f) These warrants were issued in connection with services provided during the acquisition of GAARD and were assigned a value of $100 thousand.
(g) These warrants were issued in connection with an agreement to accelerate planned orders from a significant customer and were assigned a value of $1.1 million.
(h) These warrants were issued in connection with the Series C convertible preferred stock and assigned a value of $4.8 million.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

(10) EMPLOYEE BENEFITS

  The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that covers all eligible employees. Participants may contribute up to 15% of their salary. Participants vest immediately in their own contributions and over a five-year period in the Company's matching contributions. The Company made matching contributions of $189 thousand and $211 thousand in fiscal 1996 and 1997, respectively.

  The Company's 1994 Employee Stock Purchase Plan (the "Purchase Plan") provides employees with a convenient means to acquire an equity interest in the Company. Eligible employees of the Company can purchase common stock through payroll deductions at 85% of the fair market value of the stock. Payroll deductions for the purchase of stock may not exceed 10% of an employee's base compensation or $25 thousand. As of June 30, 1997, 179,829 shares have been purchased under this plan. The maximum number of shares that may be issued under this plan is 1,000,000.

  The Company's 1992 Stock Option Plan (the "Option Plan") provides for the issuance of incentive stock options and nonqualified stock options to purchase up to 4,050,000 shares of common stock to employees, directors and consultants. The grants vest over periods ranging up to five years. Under the Option Plan, options may be granted to purchase shares of the Company's common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.

  At June 30, 1997, there were 495,242 shares available for grant under the Option Plan. The per share weighted-average fair value of stock options granted under the Option Plan for the years ended June 30, 1996 and 1997 was $11.77 and $9.30, respectively, based on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for both years: expected dividend yield of 0%, expected volatility of 82%, risk-free interest rate of 6.25% and an expected life of three years.

  The following table summarizes the activity under this plan:

                         NUMBER OF                   WEIGHTED AVERAGE
                          OPTIONS    EXERCISE PRICE   EXERCISE PRICE  EXERCISABLE
                         ----------  --------------- ---------------- -----------
Outstanding, June 30,
 1994...................    304,000  $ 7.75 - $10.00      $ 8.01         164,000
                                                                       =========
Granted.................  2,860,000    9.00 -  28.75       21.73
Exercised...............   (196,000)   7.75 -  14.00        8.50
Forfeitures.............   (111,000)   7.75 -   9.00        8.08
                         ----------
Outstanding, June 30,
 1995...................  2,857,000    7.75 -  28.75       21.70         655,000
                                                                       =========
Granted.................  1,256,000   17.88 -  31.00       22.47
Exercised...............   (180,000)   7.75 -  20.75       10.85
Cancelled...............   (607,000)  18.38 -  31.00       27.17
Forfeitures.............   (178,000)   9.00 -  31.00       21.89
                         ----------
Outstanding, June 30,
 1996...................  3,148,000    7.75 -  31.00       21.56       1,103,000
                                                                       =========
Granted.................  2,525,000   10.88 -  25.88       14.47
Exercised...............   (473,000)   7.75 -  20.75       10.73
Cancelled............... (2,227,000)  15.25 -  31.00       27.73
Forfeitures.............   (278,000)   9.00 -  28.75       19.13
                         ----------
Outstanding, June 30,
 1997...................  2,695,000  $ 7.75 - $28.75      $14.56       1,070,000
                         ==========                                    =========

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

  The following table summarizes information about the stock options outstanding at June 30, 1997:

                                     WEIGHTED AVERAGE
                           OPTIONS      REMAINING     WEIGHTED AVERAGE   OPTIONS   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE  OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
-----------------------  ----------- ---------------- ---------------- ----------- ----------------
$ 7.75-10.88............    406,000        9.06            $ 8.98         380,000       $ 8.84
$13.88..................  1,925,000        9.10             13.88         573,000        13.88
$14.00-28.75............    364,000        8.37             24.43         117,000        25.11
                          ---------        ----            ------       ---------       ------
$ 7.75-28.75............  2,695,000        8.99            $14.56       1,070,000       $13.32
                          =========        ====            ======       =========       ======

  On April 3, 1996, the Board of Directors of the Company approved a repricing of options granted after April 20, 1995. Employees, excluding officers and directors, who were issued stock options subsequent to April 20, 1995 and who were active in their respective positions on April 3, 1996, could elect to keep their options to buy common stock at the original grant price or reprice their options to $17.88 per share, the fair market value of the common stock on April 2, 1996. If the option holder elected to reprice the options to $17.88 per share, the vesting commencement date was extended by periods ranging from four months to one year. Options for 607,000 shares were repriced.

  On August 16, 1996, the Board of Directors of the Company approved a repricing of options granted after January 20, 1995, and prior to August 16, 1996, with an exercise price exceeding $13.88 per share. Employees, officers and directors holding options granted with an exercise price exceeding $13.88 per share, who were active in their respective positions on August 16, 1996, could elect to keep their options to buy common stock at the original grant price or reprice their options to $13.88 per share, the fair market value of the common stock on August 15, 1996. If the option holder elected to reprice the options to $13.88 per share, the vesting commencement date was extended by periods ranging from one to thirteen months. Options for 2,227,000 shares were repriced.

  Common stock received through the exercise of non-qualified stock options results in a tax deduction for the Company equivalent to the taxable income recognized by the optionee at time of exercise. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such optionee exercise of options resulted in a tax benefit to the Company of $988 thousand, $1.6 million and $2.1 million for the years ended June 30, 1995, 1996 and 1997, respectively.

  The Company applies APB Opinion No. 25 in accounting for its various stock plans and, accordingly, no compensation costs for the Purchase Plan or the Option Plan are reflected in the consolidated financial statements. Had the Company determined compensation cost in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                            YEARS ENDED JUNE 30,
                                                            --------------------
                                                              1996        1997
                                                            --------    --------
     Net loss:
       As reported......................................... $(10,657)   $(33,746)
       Pro forma........................................... $(15,817)   $(49,418)
     Net loss per common share:
       As reported......................................... $   (.78)   $  (2.18)
       Pro forma........................................... $  (1.10)   $  (3.16)

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

  Pro forma net loss reflects only options and warrants granted during the fiscal years ended June 30, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

(11) MAJOR CUSTOMERS

  One customer accounted for 16%, 35%, and 51% of revenue for the fiscal years ended June 30, 1995, 1996 and 1997, respectively. Another customer accounted for 24% and 11% of revenue for the fiscal years ended June 30, 1995 and 1996, respectively. A third customer accounted for 16% of revenue for the fiscal year ended June 30, 1995.

  Total export sales by geographic region are as follows:

                                                           YEARS ENDED JUNE 30,
                                                          ----------------------
                                                           1995   1996    1997
                                                          ------ ------- -------
      Far East........................................... $9,465 $23,738 $17,850
      Europe............................................. $6,390 $17,472 $20,494
      Other.............................................. $   36 $    81 $   113

(12) INCOME TAXES

                                                        YEARS ENDED JUNE 30,
                                                     -------------------------
                                                      1995    1996      1997
                                                     ------  -------  --------
      Current:
        Federal..................................... $1,052  $ 7,827  $    --
        State.......................................    192    1,249       500
        Foreign.....................................     31      --        --
                                                     ------  -------  --------
                                                      1,275    9,076       500
                                                     ------  -------  --------
      Deferred:
        Federal.....................................   (992) (13,474)   (9,729)
        State.......................................   (207)  (2,381)     (798)
                                                     ------  -------  --------
                                                     (1,199) (15,855)  (10,527)
                                                     ------  -------  --------
        Income tax expense (benefit)................ $   76  $(6,779) $(10,027)
                                                     ======  =======  ========

  Income tax expense (benefit) is included in the statements of operations as follows:

                                                         YEARS ENDED JUNE 30,
                                                       -----------------------
                                                       1995   1996      1997
                                                       ----  -------  --------
      Continuing operations........................... $714  $(6,399) $ (2,951)
      Discontinued operations......................... (638)    (380)   (7,076)
                                                       ----  -------  --------
                                                       $ 76  $(6,779) $(10,027)
                                                       ====  =======  ========

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

 Deferred Income Taxes

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                 JUNE 30,
                                                              ----------------
                                                               1996     1997
                                                              -------  -------
     Deferred tax assets:
       Warranty reserve...................................... $ 2,934  $ 2,033
       Inventory reserve.....................................   1,698    1,547
       Vacation accrual......................................     463      440
       Research and development credits......................     158    2,018
       Allowance for losses on program discontinuance........     --     7,035
       Allowance for losses on discontinued operations.......     --     2,731
       Net operating loss carryforwards......................  21,547   19,772
       Other.................................................     227      167
                                                              -------  -------
                                                               27,027   35,743
       Valuation allowance...................................  (1,707)  (7,840)
                                                              -------  -------
                                                               25,320   27,903
                                                              -------  -------
     Deferred tax liabilities:
       Differences between the tax basis and fair value of
        intangibles and fixed assets acquired................   5,707      754
       Depreciation differences..............................     881    2,343
       Other.................................................     382      --
                                                              -------  -------
                                                                6,970    3,097
                                                              -------  -------
     Net deferred tax asset.................................. $18,350  $24,806
                                                              =======  =======

  The Company has $33.4 million of net operating loss carryforwards (NOLs) at June 30, 1997 which expire in 2011 and 2012. Additional NOLs amounting to approximately $19.0 million, which expire between 2000 and 2005 are also available only to be used to offset future earnings of IPEC Clean. Depending on the method of disposition of IPEC Clean, these NOLs may become available to offset future earnings of the Company. The Company also has $1.7 million of Federal research and development tax credit carryforwards available. These carryforwards expire in 2011 and 2012.

  The valuation allowance has been reduced by approximately $244 thousand and increased by $6.1 million during the years ended June 30, 1996 and 1997, respectively. The valuation allowance relates primarily to deferred tax assets attributable to the Company's NOLs described above. Deferred tax assets and liabilities of IPEC Clean, primarily the basis of fixed assets and intangibles acquired, were adjusted in the second quarter of fiscal 1997 as a result of discontinued operations. Management believes that it is more likely than not, that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

 Rate Reconciliation

  The effective tax rate on income (loss) from continuing operations before income taxes is different from the federal statutory tax rate. A reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

                                                        YEARS ENDED JUNE 30,
                                                        ---------------------
                                                        1995    1996    1997
                                                        -----   -----   -----
     Federal income taxes at statutory rate............  34.0 % (34.0)% (34.0)%
     State and local taxes.............................   3.6    (4.2)    4.1
     Research and development tax credits..............  (9.5)   (4.4)  (14.3)
     Nondeductible expenses, including purchased
      research and development and amortization of
      goodwill.........................................    .6     5.7     7.6
     Reversal of valuation allowance for deferred tax
      assets........................................... (22.6)    --      --
     Other.............................................    .6    (3.7)     .3
                                                        -----   -----   -----
     Effective income tax rate.........................   6.7 % (40.6)% (36.3)%
                                                        =====   =====   =====

(13) COMMITMENTS AND CONTINGENCIES

  The Company is subject to lawsuits and other claims arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company's financial position or results of operations.

 Sale/Leaseback

  The Company completed an $18.7 million sale/leaseback transaction of its Phoenix manufacturing and administrative facility in the second quarter of fiscal 1997. The Company leased back the facility for an initial fifteen-year term with two five-year renewal options. Proceeds from the transaction were used to repay a $10.0 million term loan with a bank. Annual rental payments will vary but will range between $2.1 million and $2.3 million over the next five years.

  The following is a schedule of the approximate future minimum lease payments under noncancelable operating leases with terms in excess of one year as of June 30, 1997:

       YEARS ENDING JUNE 30,
       ---------------------
         1998........................................................... $ 3,513
         1999...........................................................   3,217
         2000...........................................................   3,092
         2001...........................................................   2,714
         2002...........................................................   2,656
           Thereafter...................................................  25,841
                                                                         -------
                                                                         $41,033
                                                                         =======

  Total rent expense under all operating leases for the years ended June 30, 1995, 1996 and 1997 was $636 thousand, $1.2 million and $2.6 million, respectively.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

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

  Since the fair value is estimated as of June 30, 1997, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

(15) RELATED PARTY TRANSACTIONS

  The Company had purchases of raw materials and services of approximately $3.5 million, $8.8 million and $7.4 million from companies owned by stockholders of the Company during the years ended June 30, 1995, 1996 and 1997, respectively. The Company had payables related to these purchases of $934 thousand and $918 thousand at June 30, 1996 and 1997, respectively.

  On December 29, 1995, the Company loaned $900 thousand to the Chairman of the Company. The loan bears interest at the prime rate and is due on the earliest to occur of (i) 90 days after the Chairman's ability to sell Company stock without restriction under Section 16 of the Securities Exchange Act or a lockup agreement, (ii) immediately on voluntary termination of employment,
(iii) 90 days after involuntary termination of employment for "cause," or (iv) immediately on the sale of a personal residence. The loan is secured by all of the executive's options to purchase the Company's common stock and shares of common stock. Included in other assets is a receivable of $975 thousand related to this loan at June 30, 1997.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

(16) SUPPLEMENTAL FINANCIAL INFORMATION

  A summary of additions and deductions related to the allowance for accounts receivable and inventory obsolescence for the years ended June 30, 1995, 1996 and 1997 follows:

                                       BALANCE AT                      BALANCE
                                       BEGINNING                       AT END
                                        OF YEAR   ADDITIONS DEDUCTIONS OF YEAR
                                       ---------- --------- ---------- -------
     Allowance for doubtful accounts:
       Year ended June 30, 1995.......   $   50    $   --     $ --     $    50
       Year ended June 30, 1996.......       50         50      --         100
       Year ended June 30, 1997.......      100      2,088      --       2,188
     Allowance for inventory
      obsolescence:
       Year ended June 30, 1995.......      738        247      --         985
       Year ended June 30, 1996.......      985      1,122     (155)     1,952
       Year ended June 30, 1997.......    1,952     11,027      --      12,979

  Supplemental disclosure of cash flow information is as follows:

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                              1995   1996    1997
                                                              ----  ------  ------
     Cash paid for:
       Interest.............................................. $657  $1,902  $1,916
                                                              ====  ======  ======
       Income taxes.......................................... $576  $3,317  $  510
                                                              ====  ======  ======

  Supplemental disclosures of noncash investing activities:

                                                       YEARS ENDED JUNE 30,
                                                      ----------------------
                                                         1995        1996
                                                      ----------  ----------
     The Company made acquisitions of $929 and
      $23,641 for cash in the years ended June 30,
      1995 and 1996, respectively. The purchase
      prices were allocated to the assets acquired
      and liabilities assumed based on their fair
      values at the date of acquisition. A summary of
      cash paid for the acquisitions follows:
       Purchase price................................ $   21,747  $   54,395
       Less cash acquired............................        (18)     (1,269)
       Common stock issued...........................    (20,800)       (206)
       Notes payable.................................        --      (26,056)
       Long-term debt................................        --       (3,223)
                                                      ----------  ----------
                                                      $      929  $   23,641
                                                      ==========  ==========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                            Report on form 10-K for
                          the year ended June 30, 1997

                               INDEX TO EXHIBITS*
                                   Continued

 EXHIBIT
 NUMBER                     EXHIBIT NAME
--------          -------------------------------------

  10.27   Fifth Modification of Loan Agreement between Wells Fargo
          Bank and the Company, dated April 30, 1997.
  10.28   Sixth Modification of Loan Agreement between Wells Fargo
          Bank and the Company, dated June 27, 1997.
  11.1    Statement Regarding Computation of Per Share Earnings.
  21.1    Subsidiaries of Company.
  23.1    Consent of KPMG Peat Marwick LLP.
  23.2    Consent of Richard A. Eisner & Company, LLP.
  24.1    Power of Attorney (See page 36).
  27.1    Financial Data Schedule

*Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.