Form 10-Q
period 1997-09-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1997-11-13
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
(MARK ONE)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from -------------- to ----------------------

Commission file number 0-20470

                       Integrated Process Equipment Corp.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                          77-0296222
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

     911 Bern Court,  San Jose, California                  95112
------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code  (408) 436-2170
                                                    --------------

------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

      Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                                      ----   ----

      As of November 10, 1997, 308,469 shares of Class A Common Stock and 17,264,625 shares of Common Stock of the registrant were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     JUNE 30,     SEPTEMBER 30,
                  ASSETS                                                               1997           1997
                                                                                   -----------    -------------
                                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                      $    40,656    $   114,944
    Accounts receivable                                                                 45,590         58,222
    Inventories                                                                         44,729         46,891
    Prepaid expenses                                                                       968          1,315
    Deferred income taxes                                                               11,425         11,425
    Net assets of discontinued operations                                                2,463          3,506
                                                                                   -----------    -----------
            Total current assets                                                       145,831        236,303
                                                                                   -----------    -----------

Property, plant and equipment, net                                                      25,462         29,297
Intangible assets, net                                                                  11,798         11,142
Deferred income taxes                                                                   13,381         11,734
Other assets                                                                             1,593          5,552
                                                                                   -----------    -----------

                                                                                   $   198,065    $   294,028
                                                                                   ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                  $       124    $       124
    Current portion of long-term debt                                                   10,599          2,283
    Accounts payable                                                                    17,445         15,256
    Accrued liabilities                                                                 18,567         19,070
                                                                                   -----------    -----------
            Total current liabilities                                                   46,735         36,733

Long-term debt, less current portion                                                    19,546        117,252
                                                                                   -----------    -----------
        Total liabilities                                                               66,281        153,985
                                                                                   -----------    -----------
Stockholders' equity:
Series B preferred stock, $ .01 par value per share. Nonvoting, authorized
    2,000,000 shares:
    Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 14,543 shares at June 30, 1997, 14,408
      shares at September 30, 1997.  Liquidation preference of $1,342.                    -              -
    Series B-2 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 19,544 shares at June 30 and September 30, 1997.
      Liquidation preference of $1,820.                                                   -              -
    Series B-3 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 9,898 shares at June 30 and September 30, 1997.
      Liquidation preference of $922.                                                     -              -
Series D preferred stock, $10 par value per share. Authorized 17,342 shares at June 30, 1997 and 17,564 shares at September 30, 1997; 1,000 votes per share; no shares issued and outstanding.  Liquidation preference
     of $120 per share.                                                                   -              -
Common stock, $.01 par value per share.  Authorized 50,000,000 shares;
    one vote per share; issued and outstanding.
    16,889,071 shares at June 30, 1997 and 17,183,443 at September 30, 1997.               169            172
Class A common stock, $.01 par value per share.  Authorized 3,500,000 shares, four votes per share; issued and outstanding 453,057 shares at
    June 30, 1997 and 380,763 shares at September 30, 1997.                                  5              4
Additional paid-in capital.                                                            189,422        193,119
Accumulated deficit.                                                                   (57,850)       (53,282)
Foreign currency translation adjustment.                                                    38             30
                                                                                   -----------    -----------
            Total stockholders' equity.                                                131,784        140,043
                                                                                   -----------    -----------
                                                                                   $   198,065    $   294,028
                                                                                   ===========    ===========


See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                     1996                1997
                                                                                   --------            --------

Revenue                                                                            $ 29,407            $ 51,274

Cost of goods sold                                                                   19,043              29,078
                                                                                   --------            --------
            Gross margin                                                             10,364              22,196
                                                                                   --------            --------

Operating expenses:
    Research and development                                                          6,507               6,709
    Selling, general and administrative                                               6,305               7,788
                                                                                   --------            --------
            Total operating expenses                                                 12,812              14,497
                                                                                   --------            --------

            Operating income (loss)                                                  (2,448)              7,699

Other income (expense):
    Interest income                                                                     109                 203
    Interest expense                                                                   (572)               (473)
    Other, net                                                                           67                  15
                                                                                   --------            --------
            Total other income (expense)                                               (396)               (255)
                                                                                   --------            --------

            Income (loss) from continuing operations before income taxes             (2,844)              7,444

Income tax expense (benefit)                                                         (1,185)              2,753
                                                                                   --------            --------

            Income (loss) from continuing operations                                 (1,659)              4,691

Net loss from discontinued operations                                                (1,718)                -
                                                                                   --------            --------

            Net income (loss)                                                        (3,377)              4,691
Cumulative dividends on preferred stock                                                 (81)                (61)
                                                                                   --------            --------

            Net income (loss) attributable to common stockholders                  $ (3,458)           $  4,630
                                                                                   ========            ========

Income (loss) per common share:
     From continuing operations                                                    $   (.12)           $    .24
     From discontinued operations                                                      (.12)                -
                                                                                   --------            --------

Income (loss) per common share                                                     $   (.24)           $    .24
                                                                                   ========            ========

Shares used in per share calculation                                                 14,785              19,004
                                                                                   ========            ========











See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                         Series B                                  Class A
                                      Preferred Stock      Common Stock         Common Stock      Additional
                                     ----------------  -------------------   ------------------    Paid-In     Accumulated
                                     Shares    Amount   Shares      Amount   Shares      Amount    Capital       Deficit
                                     -------   ------  ----------   ------   ---------   ------   ----------   -----------
Balance -
   June 30, 1997                      43,985   $  --   16,889,071   $  169     453,057   $    5   $  189,422   $  (57,850)

Net income                             --         --         --        --         --        --        --            4,691

Conversion of Series B
  Preferred Stock                       (135)     --        1,692      --         --        --        --           --

Conversion of Class A
  Common Stock                         --         --       72,294        1     (72,294)      (1)      --           --

Exercise of Stock Options
 (including tax benefits of $1,106)    --         --      220,138        2        --        --         3,697       --

Employee Stock Purchase Plan           --         --          248      --         --        --        --           --

Cumulative translation adjustment      --         --         --        --         --        --        --           --

Dividends Paid                         --         --         --        --         --        --        --             (123)
                                     -------   ------  ----------   ------   ---------   ------   ----------   ----------

Balance -
   September 30, 1997                 43,850    $ --   17,183,443   $  172     380,763   $    4   $  193,119   $  (53,282)
                                     =======   ======  ==========   ======   =========   ======   ==========   ==========


                                         Foreign
                                        Currency
                                       Translation
                                        Adjustment
                                       -----------
Balance -
   June 30, 1997                       $        38

Net income                                    --

Conversion of Series B
  Preferred Stock                             --

Conversion of Class A
  Common Stock                                --

Exercise of Stock Options
 (including tax benefits of $1,106)           --

Employee Stock Purchase Plan                  --

Cumulative translation adjustment               (8)

Dividends Paid                                 --
                                       -----------

Balance -
   September 30, 1997                  $        30
                                       ===========


 See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           -----------------------
Cash flows from operating activities:                                        1996           1997
                                                                           --------      ---------
   Net income (loss)                                                       $ (3,377)     $   4,691
   Adjustments to reconcile net income (loss) to net
     cash (used in) operating activities:
        Depreciation and amortization                                         2,440          2,547
        Deferred tax expense (benefit)                                       (1,805)         2,753
        Costs of warrants issued                                                657           --
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                         3,126        (12,632)
           (Increase) in inventories                                         (9,089)        (2,892)
           (Increase) in prepaid expenses and other assets                     (280)          (487)
           Increase (decrease) in accounts payable                            2,276         (2,189)
           Increase in accrued liabilities                                      413          1,233
           (Increase) in net assets of discontinued operations                 (651)        (1,043)
                                                                           --------      ---------
              Net cash (used in) operating activities                        (6,290)        (8,019)
                                                                           --------      ---------

Cash flows from investing activities:
    Purchases of property and equipment                                        (116)        (5,726)
    Proceeds from sale of property and equipment                                745           --
                                                                           --------      ---------
             Net cash provided by (used in) investing activities                629         (5,726)
                                                                           --------      ---------

Cash flows from financing activities:
    Proceeds from long-term debt                                              1,407        111,181
    Repayment of long-term debt and capital leases                             (495)       (25,610)
    Repayment of notes payable                                                 (434)          --
    Payment of preferred stock dividends                                       (396)          (123)
    Net proceeds from issuance of common stock and warrants                   1,105          2,593
                                                                           --------      ---------
              Net cash provided by financing activities                       1,187         88,041
                                                                           --------      ---------

Effect of exchange rate changes on cash                                          15             (8)
                                                                           --------      ---------

Net increase (decrease) in cash and cash equivalents                         (4,459)        74,288

Cash and cash equivalents, beginning of period                               11,325         40,656
                                                                           --------      ---------

Cash and cash equivalents, end of period                                   $  6,866      $ 114,944
                                                                           ========      =========



Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                              $    725      $     245
                                                                           ========      =========



Supplemental disclosure of noncash activities:
    Retirement of Class B 6% cumulative convertible preferred stock        $   (500)     $    --
                                                                           ========      =========






See accompanying notes to condensed consolidated financial statements.

BASIS OF PREPARATION:

      The accompanying condensed consolidated financial statements as of September 30, 1997 and for the three month period ended September 30, 1997 are unaudited; however, in the opinion of the management of Integrated Process Equipment Corp. ("IPEC") and subsidiaries (the "Company"), such statements include all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of the information presented therein. The condensed consolidated balance sheet as of June 30, 1997 was derived from the audited financial statements at such date.

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

      Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

New Accounting Standards:

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data shall be restated to conform to Statement
128. Pro forma basic and diluted EPS, as calculated under Statement 128 would have been $.27 and $.23 for the three months ended September 30, 1997.


INVENTORIES:

Inventories are summarized as follows (in thousands):

                                        June 30, 1997    September 30, 1997
                                        -------------    ------------------
                                                             (Unaudited)
Raw materials                           $ 35,977               $39,756
Work in process                           18,182                18,976
Finished goods                             3,549                 1,265
                                        --------               -------
                                          57,708                59,997
Less inventory obsolescence reserve      (12,979)              (13,106)
                                        --------               -------

                                        $ 44,729               $46,891
                                        ========               =======


DISCONTINUED OPERATIONS:

      In the second quarter of fiscal 1997, the Company announced its decision to focus its resources on the manufacturing of CMP and CMP-related equipment. As a result of this decision, the Company adopted a plan for the disposition by sale of IPEC Clean by December 31, 1997.

      IPEC Clean has been accounted for as a discontinued operation, and accordingly its operations are segregated for all periods presented in the accompanying statements of operations. Revenue, related losses and income tax benefits associated with the discontinued operation for the three month period ended September 30, 1996 is as follows:

                                                          Three Months Ended
                                                          September 30, 1996
                                                          ------------------

                                                            (in thousands)

     Revenue                                                 $      2,610
                                                             ============

     Loss from operations before income taxes                      (2,603)
     Income tax  benefit                                             (885)
                                                             ------------
     Net loss from discontinued operations                   $     (1,718)
                                                             ============

      The Company recorded a pre-tax charge amounting to $27.2 million to write down intangible assets, accounts receivable, inventory, equipment and other assets to estimated net realizable value and to record additional liabilities in the second quarter of fiscal 1997. A charge amounting to $3.0 million was also recorded to reflect the estimated phase out costs associated with IPEC Clean. This charge is included in accrued liabilities at September 30, 1997 in the accompanying condensed consolidated balance sheet. The tax benefit associated with these charges amounted to $5.2 million.

      The net assets of the discontinued operations are summarized in the accompanying condensed consolidated balance sheets as follows:


                                   June 30, 1997   September 30, 1997
                                   -------------   ------------------
                                           (in thousands)
Current assets                     $     7,078        $    6,769
Current liabilities                     (4,615)           (3,263)
                                   ------------       ----------
                                   $     2,463        $    3,506
                                   ============       ==========


LONG-TERM DEBT:

      The Company completed a private placement of $115.0 million 6.25% Convertible Subordinated Notes due in 2004 in the first quarter of fiscal 1998. Interest is payable semi-annually in March and September. The Notes are subordinated to all existing and future senior indebtedness and effectively subordinated to all liabilities, including trade payables and lease obligations of the Company and its subsidiaries. The Notes can be converted after ninety days from the original issuance into the Company's common stock at a conversion price of $39.00 per share. The notes are not redeemable by the Company prior to September 20, 2000.

      Proceeds have been utilized to repay the balance of the Company's revolving line of credit, described below. Remaining portions of proceeds may be used to expand the Company's sales and service operations in Asia, to expand IPEC Precision's facilities and for general corporate purposes including working capital and research and development. Pending such uses, the Company intends to invest the net proceeds in interest-bearing, investment grade securities. Debt issuance costs amounting to $3.8 million incurred in connection with the private placement have been included in other assets and are being amortized over seven years.

      The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, the Company received a $10.0 million term loan and a $20.0 million revolving loan facility to provide working capital for general corporate purposes. The loan agreement was further modified to allow an increase of the revolving loan facility from $20.0 million to $25.0 million from the beginning of the last week of each fiscal quarter through the end of the first week of the subsequent quarter. If the Company is unable to qualify for the entire commitment amount under its borrowing base, the Company may nonetheless borrow the amount for which it would not otherwise qualify, by pledging with the bank dollar for dollar security in the form of cash equivalents or marketable securities. The borrowing base for the revolving loan facility consists of eighty percent of eligible accounts receivable as defined by the agreement. At June 30, 1997, the eligible borrowing base was $23.7 million, of which $20.0 million was borrowed. An additional $5.0 million was borrowed under the modification to the loan agreement and $5.0 million of cash equivalents were pledged as restricted cash collateral for this borrowing. At September 30, 1997 there were no amounts outstanding under this loan agreement.

      The facility bears interest at the Company's option at the prime rate plus .25% or LIBOR plus 2.75%. The revolving loan facility was modified in April 1997 and extended until April 1998 with an option to renew the facility for a one year period which the Bank must approve. If the revolving credit facility expires, the Company is obligated to repay the outstanding balance in twelve equal monthly payments of principal plus interest. The revolving loan facility is secured by a first lien on all assets of the Company and its subsidiaries.
The $10 million term loan was repaid in the second quarter of fiscal 1997.

      The terms of the loan agreement include various covenants, which, among other things, include maintenance of certain financial ratios, limits on the amount of dividends that can be paid to common stockholders and limit acquisitions of treasury stock. The Company was in compliance with these covenants at June 30, 1997 and September 30, 1997.

                         PART I -- FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

OVERVIEW

      IPEC is a Delaware corporation primarily engaged in designing, manufacturing, marketing and servicing equipment for the semiconductor manufacturing industry. The Company is organized into two divisions. IPEC Planar manufactures CMP equipment and CMP-related products. IPEC Precision manufactures advanced plasma-assisted chemical etch systems and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices. Financial information for fiscal 1997 has been restated to reflect the discontinuation in fiscal 1997 of IPEC Clean.

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

      This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, operating margins, expenses, interest income and interest expense, disposal of IPEC Clean, and cash needs. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the results of operations for the Company expressed as a percentage of total revenue.

                                                                                      PERCENT OF TOTAL REVENUE
                                                                                     --------------------------------
                                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                       1996                   1997
                                                                                     --------               ---------

Revenue                                                                                 100.0%                  100.0%
Cost of goods sold                                                                       64.8%                   56.7%
                                                                                     --------               ---------

               Gross margin                                                              35.2%                   43.3%
                                                                                     --------               ---------

Operating expenses:
        Research and development                                                         22.1%                   13.1%
        Selling, general and administrative                                              21.4%                   15.2%
                                                                                     --------               ---------
               Total operating expenses                                                  43.5%                   28.3%
                                                                                     --------               ---------

               Operating income (loss)                                                   (8.3%)                  15.0%

Other income (expense):
        Interest income                                                                    .4%                     .4%
        Interest expense                                                                 (1.9%)                   (.9%)
        Other, net                                                                         .2%                    -
                                                                                     --------               ---------
               Total other income (expense)                                              (1.3%)                   (.5%)
                                                                                     --------               ---------

               Income (loss) from continuing operations before income taxes              (9.6%)                  14.5%
Income tax expense (benefit)                                                             (4.0%)                   5.4%
                                                                                     --------               ---------

               Income (loss) from continuing operations                                  (5.6%)                   9.1%

Net loss from discontinued operations                                                    (5.8%)                   -
                                                                                     --------               ---------

               Net income (loss)                                                        (11.4%)                   9.1%
                                                                                     ========               =========

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

      Revenue. Revenue was $51.3 million for the quarter ended September 30, 1997 compared to $29.4 million for the quarter ended September 30, 1996. Revenue has increased each quarter since the quarter ended September 30, 1996 and has resulted in the highest quarterly revenue recorded in the Company's history. The 74% growth in revenue from the quarter ended September 30, 1996 resulted primarily from two factors. First, the Company sold more of its high throughput systems, the AvantGaard 676 and 776, which have higher average selling prices than the older Avanti 372M and 472 systems. Second, there was an industrywide slowdown in semiconductor equipment shipments in the first half of fiscal 1997. Revenue from international sales represented 30% and 35% of total revenue for the quarters ended September 30, 1997 and 1996, respectively. Revenue from the Company's largest customer represented 41% and 51% of total revenue for the quarters ended September 30, 1997 and 1996, respectively.

      Cost of goods sold. Cost of goods sold decreased as a percentage of revenue to 56.7% for the quarter ended September 30, 1997 from 64.8% for the quarter ended September 30, 1996. Cost of goods sold increased as a percentage of revenue from 54.3% in the quarter ended June 30, 1997. This resulted from pricing concessions given to certain customers as the AvantGaard 676 and 776 tools were introduced in new markets and from variances in manufacturing costs because the Company has limited experience manufacturing these new products. Cost of goods sold for the quarter ended September 30, 1996 was adversely affected by a $657,000 increase in cost of goods sold related to warrants issued to a major customer in connection with an agreement to accelerate product shipments into the first, second and third quarters of fiscal 1997. Cost of goods sold as a percentage of revenue for the quarter ended September 30, 1996 was also adversely affected by $.8 million of costs associated with repositioning the Avanti 672, and high levels of fixed manufacturing and customer service costs allocated across lower revenue.

      Research and development. Research and development expense increased 3% to $6.7 million for the quarter ended September 30, 1997 from $6.5 million for the quarter ended September 30, 1996. Expenditures were incurred to further develop the AvantGaard 676 and integrated cleaner 776 product lines. Additional efforts are underway to develop 300 mm integrated CMP wafer systems, plasma-assisted chemical etch systems, metrology technologies and copper dual damascene processes. Research and development expense for the quarter ended September 30, 1996 included expenditures for the development of the Avanti 672 CMP tool. This program was discontinued in the second quarter of fiscal 1997.

      Selling, general and administrative. Selling, general and administrative expense increased 24% to $7.8 million for the quarter ended September 30, 1997 from $6.3 million for the quarter ended September 30, 1996. The $1.5 million increase resulted primarily from a higher level of sales activity in the quarter ended September 30, 1997 compared to September 30, 1996. Additionally, for the quarter ended September 30, 1996, selling, general and administrative expenses were offset by an $865,000 benefit resulting from adjustments for both the acquisitions of Westech Systems, Inc. in fiscal 1994 and GAARD Automation, Inc. in fiscal 1996.

      Interest income and interest expense. Interest income and interest expense for the quarter ended September 30, 1997 did not change significantly from the quarter ended September 30, 1996. As a result of the $115 million 6.25% Convertible Subordinated Note financing completed in September 1997, interest expense in future periods will increase. Investment of proceeds from the financing will also result in increased interest income in future periods.

      Income tax expense. Income tax expense for the quarter ended September 30, 1997 was $2.8 million compared to a tax benefit of $1.2 million for the quarter ended September 30, 1996. The effective tax expense (benefit) rates were 37.0% and (41.7%) for the quarters ended September 30, 1997 and 1996, respectively. Differences in the effective tax rates result primarily from adjustments for deferred taxes and state taxes for the quarter ended September 30, 1996.

      Net loss from discontinued operations. As a result of the Company's decision to focus on CMP and CMP-related products, the Company decided to discontinue the operations of IPEC Clean and recorded a $25.0 million loss on disposal of IPEC Clean for the quarter ended December 31, 1996. The operating results of IPEC Clean have been segregated from the continuing operations of the Company and reported as discontinued operations for all periods presented. The loss from operations of IPEC Clean was $1.7 million for the quarter ended September 30, 1996. Results of operations of IPEC Clean for the quarter ended September 30, 1997 were charged to an accrued liability established in the quarter ended December 31, 1996 for estimated phase out costs in connection with the loss on disposal of IPEC Clean. The Company has signed a letter of intent for the sale of IPEC Clean and negotiations are currently in progress. See "Factors affecting operating results - Disposition of IPEC Clean May Require Significant Resources and Adversely Affect Results."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of liquidity include cash and cash equivalents of $114.9 million as of September 30, 1997, an increase of $74.3 million from June 30, 1997. The increase in cash and cash equivalents during the quarter ended September 30, 1997 resulted primarily from the private placement of $115 million of 6.25% Convertible Subordinated Notes due in 2004. The Notes can be converted after ninety days from the original issuance into the Company's common stock at a conversion price of $39.00 per share. The Notes are not redeemable by the Company prior to September 30, 2000.

      Proceeds from the Notes were utilized to repay the balance of the Company's revolving line of credit. Remaining portions of proceeds may be used to expand the Company's sales and service operations in Asia, to expand IPEC Precision's facilities and for general corporate purposes including working capital and research and development. Pending such uses, the Company has invested net proceeds in interest bearing investment grade securities.

      As of September 30, 1997, the Company had $199.6 million of working capital compared to $99.1 million as of June 30, 1997. The Company's accounts receivable increased to $58.2 million as of September 30, 1997 compared to $45.6 million at June 30, 1997. The increase in accounts receivable was primarily due to a higher level of sales in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997, favorable credit terms granted to certain international customers, and to customers purchasing initial AvantGaard 676 and 776 systems. The Company's inventory increased to $46.9 million as of September 30, 1997 compared to $44.7 million as of June 30, 1997. This was primarily due to an increase in production of the Company's AvantGaard 676 and 776 systems and increased levels of manufacturing at IPEC Precision.

      The Company's property, plant and equipment increased $3.8 million to $29.3 million as of September 30, 1997 from $25.5 million as of June 30, 1997, primarily due to additions of testing and demonstration equipment related to the AvantGaard 676 and 776 systems.

      Total long-term debt increased to $119.5 million as of September 30, 1997 from $30.1 million as of June 30, 1997 as a result of the issuance of $115 million of Convertible Subordinated Notes described above. Total long-term debt as a percentage of stockholders' equity increased to 85% as of September 30, 1997 from 23% as of June 30, 1997. The Company also has $20.0 million available under a revolving loan facility with a bank. As of September 30, 1997 there were no amounts outstanding under this facility.

      The Company believes that its cash and cash equivalents will be sufficient to fund its operations for the foreseeable future. The Company's cash needs depend on, among other things, whether its sales continue to expand, which would require greater investments in working capital, and on whether the Company is forced by competitive pressures and commercial terms to continue or increase extended terms for accounts receivable and whether the Company acquires other companies or businesses. If the Company requires additional cash, there can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to invest in capital equipment and working capital.

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

      The Timing of Significant Shipments and Orders Can Impact Quarterly Results. The Company derives most of its revenue from the sale of products in a price range from $250,000 to $1.4 million per unit, and clustered systems can be priced much higher. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. The Company has previously experienced order and delivery delays and cancellations which caused the Company to miss its quarterly revenue and profit projections, including during the first quarter of fiscal 1997, and there can be no assurance that the Company can avoid such order and delivery delays in the future. During the first quarter of fiscal 1997, a significant customer agreed to accelerate certain orders into the first three quarters of fiscal 1997, which could adversely affect the Company's ability to obtain orders from this customer in fiscal 1998. These accelerated orders represented 14% of the Company's revenue in fiscal 1997. Cost of goods sold increased in the first three quarters of fiscal 1997 by $657,000, $191,000 and $212,000, respectively, due to the issuance of certain warrants in connection with this acceleration. Orders which the Company has included in its backlog may be canceled. For example, the Company removed from its backlog orders of approximately $12.0 million in the fourth quarter of fiscal 1997, primarily due to delays in construction of a wafer fabrication facility for

Submicron Systems in Thailand. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development and engineering make it difficult to reduce expenses in a particular quarter if the Company's sales goals for the quarter are not met. Any inability to reduce spending quickly enough to mitigate any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations. See "MD&A -- Results of Operations."

      The Company Depends on a Small Number of Major Customers. A small number of customers account for a significant percentage of the Company's orders and revenue. In the quarter ended September 30, 1997 Intel represented 41% of the Company's revenue. In fiscal 1997, Intel represented 51% of the Company's revenue. In fiscal 1996, Intel and IBM represented 35% and 11%, respectively, of the Company's revenue. In fiscal 1995, Intel, IBM and Motorola represented 16%, 24% and 16%, respectively, of the Company's revenue. The Company anticipates that its revenue will continue to depend on a limited number of major customers, although the companies considered to be major customers and the percentage of the Company's revenue represented by each major customer may vary from quarter to quarter. Several of the Company's major customers, including Intel, must determine shortly the extent to which they will adopt the Company's AvantGaard 676 or AvantGaard 776, particularly for the oxide process, or comparable high-throughput products from the Company's competitors. The loss of a major customer, any material reduction in orders by such customers, including reductions due to market or competitive conditions or the determination of any such customer not to adopt the Company's next-generation products, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers and the general economy.

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

      The Company's future results depend on sales of the AvantGaard 676, AvantGaard 776 and Avanti 472 CMP wafer polishing systems. The Avanti 372M CMP wafer polishing system is based on older technology and is sold primarily to one customer, with shipments expected only through calendar 1999. Because shipments of the Avanti 372M are limited and the Avanti 472 does not offer the same throughput or footprint as the AvantGaard 676 or AvantGaard 776 or other high-throughput CMP systems, the Company expects its reliance on sales of the AvantGaard 676 and AvantGaard 776 to increase in the future. As of September 30, 1997, the AvantGaard 676 had been shipped to nine customers and the AvantGaard 776 had been shipped to six customers. The AvantGaard 676 was initially designed solely to planarize metal layers and has not been broadly adopted for this purpose in volume production. The Company's oxide process for the AvantGaard 676 and AvantGaard 776 was recently developed and has not been widely accepted. Several customers are qualifying a new production level oxide CMP process for these systems, and the Company believes that the oxide process is being used in production by a very limited number of customers. The AvantGaard 776 was designed to integrate CMP, metrology and wafer cleaning in a single unit with both oxide and metal capability. If commercial use does not confirm the utility of the AvantGaard 676 and AvantGaard 776 for both oxide and metal processes, or if customers do not broadly adopt the AvantGaard 676 and AvantGaard 776, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

      Product or Process Development Difficulties Could Adversely Affect the Company's Results of Operations. The Company's current development efforts include the AvantGaard 876 300 mm wafer CMP systems, plasma-assisted chemical etch systems, metrology technologies and copper dual damascene processes. Semiconductor equipment companies often experience delays in completing advanced products and processes. In the past, the Company has experienced delays in developing new CMP tools and processes and the plasma-assisted chemical etch system. The Company cannot assure that any product in development will be completed as scheduled or that completed products or processes will be commercially adopted. Due to the complexity and sophistication of the Company's products and related automation software, the Company's products from time to time may contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in a timely manner. IPEC Precision may require a large amount of capital in order to commercialize its current products and products under development. If any of the Company's products currently under development are not commercialized in a timely manner, the Company could be required to write off inventory and other assets related to the development project, and the Company could lose customers and revenue. For example, the Company incurred a $17.6 million pretax asset write off in the second quarter of fiscal 1997 for discontinuance of the Avanti 672 product development program. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry.

      The Company May be Adversely Affected by the Intensely Competitive Market in Which it Participates. The semiconductor equipment industry is an intensely competitive market. The Company believes that direct domestic and international competition in CMP polishing systems and clustered CMP polishing and cleaning systems is likely to increase substantially. The Company is aware of a number of companies currently marketing CMP systems that directly compete with the Company's systems, including Applied Materials, Inc. ("Applied Materials"), Ebara Corporation, SpeedFam International, Inc., and Strasbaugh. Competition is increasing significantly in the market for high-throughput planarization systems. The Company is aware that other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which may reduce the need for the Company's products. For example, Lam Research Corporation, a semiconductor production equipment supplier, acquired OnTrak Systems, Inc., a manufacturer of wafer processing equipment which has developed a CMP tool. The Company anticipates that its customers will be increasingly inclined to utilize multiple CMP suppliers. Therefore, successful process qualification of the Company's CMP systems may not lead to exclusive source supplier relationships with its customers in the future. The Company also believes that other companies are developing or marketing products which compete with the Company's plasma-assisted chemical etch systems and metrology equipment and that such competition may increase in the future.

      The trend toward consolidation in the semiconductor equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Certain current and potential competitors, including Applied Materials, provide customers with evaluation tools and have substantially greater financial resources and name recognition than the Company. In addition, current and potential competitors, including Applied Materials, that supply a broader range of semiconductor capital equipment may have better relationships with semiconductor manufacturers, including the Company's customers. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products and could adversely affect the acceptance of new products. Moreover, increased competitive pressure could lead to intensified price based competition, which could have a material adverse effect on the Company's business, financial condition and results of operations.

               The Company is Subject to Risks Associated with International Sales. International sales accounted for approximately 30% of the Company's revenue for the quarter ended September 30, 1997. International sales accounted for approximately 27% and 28% of the Company's revenue in fiscal 1997 and 1996, respectively. The Company's international sales historically have had lower gross margins than domestic sales since these sales have been made through distributors, which purchase products from the Company at a discount to list price. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods. Margins on international sales may vary in the future depending on the level of sales made through distributors. International sales are subject to certain inherent risks, including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country.

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

      IPEC Precision Joint Development Program May Require Significant Resources and Adversely Affect Results. The Company has entered into an agreement with MEMC to develop a family of wafer shaping tools using IPEC Precision's plasma-based planarization and metrology technology. IPEC Precision and MEMC have established an LLC which will own the intellectual property developed and license it to IPEC Precision. IPEC Precision will share expenses related to the joint development program and pay royalties to the LLC on the sale of newly developed plasma wafer shaping tools. There can be no assurance that the joint development program will be successful.

      Disposition of IPEC Clean May Require Significant Resources and Adversely Affect Results. The Company may dispose of or spin off portions of its business which the Company determines are not complementary to its strategy. The Company has signed a letter of intent for the sale of IPEC Clean and negotiations are currently in progress. There can be no assurance of the terms of such a sale or whether the Company can complete a sale by the end of calendar 1997. In the event a sale cannot be achieved by the end of calendar 1997, the Company plans to shut down IPEC Clean's operations. The IPEC Clean disposition effort could absorb significant management time and adversely affect the Company's business, financial condition and results of operations.

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

      The Company Depends on its Key Personnel and Has Appointed a New Chief Executive Officer. The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel. There is intense competition for such personnel, particularly in Phoenix, Arizona, which has a relatively low unemployment rate, and the Company may experience difficulty in hiring skilled personnel. IPEC announced the appointment of Roger D. McDaniel to the position of President and Chief Executive Officer effective September 1, 1997. Mr. McDaniel will oversee all financial and operational aspects of the Company. Thomas C. McKee, IPEC's President and Chief Operating Officer from October 1995 to August 1997, will remain with the Company through December 1997 as Chief Operating Officer and serve as a consultant until February 1999. Lack of a smooth transition of financial and operational control to Mr. McDaniel, the loss of certain key employees or consultants, or the Company's inability to attract and retain new key employees could have a material adverse effect on the Company's business, financial condition and results of operations. During July and October 1996, the Company effected reductions in its work force to reduce its expenses and may do so in the future. Repeated layoffs could adversely affect the retention of employees and could adversely affect the Company's ability to hire new personnel in the future. Personnel terminations at IPEC Precision included technical personnel, who could be difficult to replace if IPEC Precision successfully markets its products and requires additional engineering staff to support customers.

      The Company Depends on Proprietary Technology, and Protection is Uncertain. The Company's success depends in significant part on the proprietary nature of its technology. Patents issued to the Company may not provide the Company with meaningful advantages and may be challenged. The two initial patents relating to the Company's single wafer rotational planarization system products (the Avanti 372M and Avanti 472) expired in September 1997. In 1993, the technology covered by these patents was licensed on a royalty-free basis to a competitor. This license was granted pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $50,000 remained outstanding at September 30, 1997. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

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

      Certain Anti-Takeover Provisions May Discourage Change in Control. The Company had at September 30, 1997 approximately 381,000 shares of Class A Common Stock outstanding, which has four votes for each share. The majority of the Class A Common Stock is beneficially owned by Sanjeev R. Chitre, the Chairman of the Board of Directors, and a trust for the benefit of his daughter. The voting power held by the Company's officers and directors may give those individuals substantial influence over any corporate action submitted to the Company's stockholders for vote. The Company designated

50,000 shares of Series D Preferred Stock in connection with a stockholder rights plan adopted in May 1997. The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue additional Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without further vote or action by its stockholders. Pursuant to Delaware corporate law, the approval of the holders of outstanding Preferred Stock may be required for certain corporate actions. Any series of Preferred Stock which the Company may issue in the future would participate in these class voting rights and may have additional independent rights to approve certain actions. The Company is subject to Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with any "interested stockholder" as defined by that statute. This statute and the stockholder rights plan are designed to encourage potential acquirers to negotiate with the Company's Board of Directors. The voting power held by officers and directors, outstanding rights to elect members of the Company's Board of Directors, the Company's stockholder rights plan, the voting rights of outstanding Preferred Stock and Preferred Stock which may be issued in the future, the existence of Class A Common Stock and the application of Delaware General Corporation Law Section 203 could discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of Common Stock who are not officers and directors might otherwise receive a premium for their shares over then current prices, and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests.

      The Company's Common Stock Price is Volatile. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The market price of the Common Stock may be significantly affected by factors such as quarter to quarter variations in the actual or anticipated financial results of the Company or of other companies in the semiconductor industry, or in the markets served by the Company, announcements by the Company or its competitors regarding new product introductions, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. The market price of the Company's Common Stock has fluctuated substantially in recent periods, from a low of $9 1/2 on July 16, 1996 to a high of $37 11/16 on October 1, 1997. On November 10, 1997, the reported last sale price of the Company's Common Stock on the Nasdaq National Market was $21 5/8. These broad market fluctuations may adversely affect the market price of the Common Stock, and there can be no assurance that the market price of the Common Stock will not decline below current levels. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

      The Company May Need to Raise Capital on Unfavorable Terms. The Company believes that its cash and cash equivalents are sufficient to support its operation through the foreseeable future. Additional new debt or equity financing may be required to fund the Company's growth. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock, and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to make continued capital investments.

      The Company Faces Year 2000 Computer Issues. In the next two-and-one-half years, most large companies will face potentially serious information systems and computer problems because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The Company has identified the changes required to its computer programs and hardware. The necessary modifications to the Company's centralized financial, customer, and operational information systems are expected to be completed by the end of calendar 1998. Noncentralized systems, such as software used to operate the Company's products, are currently being reviewed for Year 2000 problems. The Company is unable to predict the costs to be incurred for correction of such noncentralized systems, but expects the scope and schedule for such work to be less complex than for its centralized systems. The Company believes that Year 2000 problems will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         10.1 Purchase Agreement between Integrated Process Equipment Corp. (the "Company") and Morgan Stanley & Co. Incorporated ("MS"), acting on behalf of MS, Hambrecht & Quist LLC, Prudential Securities Incorporated and UBS Securities LLC (collectively, the "Initial Purchasers"), dated September 11, 1997.

         10.2 Indenture between the Company and State Street Bank and Trust of California, N.A., dated September 15, 1997.

         10.3 Registration Rights Agreement between the Company and the Initial Purchasers, dated September 15, 1997.

         10.4 Specimen of 6 1/4% Convertible Subordinated Note due 2004 issued by the Company on September 17, 1997 in the amount of $115,000,000.

         10.5 Executive Employment Agreement between the Company and Roger D. McDaniel (without exhibits), dated August 13, 1997.

  (b)    Reports on Form 8-K:

         A report on Form 8-K was filed on September 3, 1997 reporting (under
         Item 5) with respect to the intention of the Company to raise $100 million (excluding the proceeds of the over-allotment option, if any) through a private offering of Convertible Subordinated Notes within the United States to qualified institutional buyers and other institutional accredited investors.

         A report on Form 8-K was filed on September 12, 1997 reporting (under
         Item 5) with respect to the announcement of the Company that it had completed the pricing of a private placement of $100 million of its 6 1/4% Convertible Subordinated Notes due 2004.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 13, 1997                    INTEGRATED PROCESS EQUIPMENT CORP.
                                           AND SUBSIDIARIES


                                           By: /s/ John S. Hodgson
                                           -----------------------
                                                   John S. Hodgson
                                                   Vice President
                                                    and Chief Financial Officer