Form 10-Q
period 1997-12-31
INTEGRATED PROCESS EQUIPMENT CORP
filed 1998-02-13
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

      Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      As of February 10, 1998, 223,675 shares of Class A Common Stock and 17,408,469 shares of Common Stock of the registrant were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                            JUNE 30,    DECEMBER 31,
                                    ASSETS                                                                    1997         1997
                                                                                                            ---------    ---------
                                                                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                                                               $  40,656    $ 106,153
    Accounts receivable                                                                                        45,590       68,759
    Inventories                                                                                                44,729       54,261
    Prepaid expenses                                                                                              968        2,905
    Deferred income taxes                                                                                      11,425       12,705
    Net assets of discontinued operations                                                                       2,463           --
                                                                                                            ---------    ---------
            Total current assets                                                                              145,831      244,783
                                                                                                            ---------    ---------
Property, plant and equipment, net                                                                             25,462       30,787
Intangible assets, net                                                                                         11,798       10,487
Deferred income taxes                                                                                          13,381       11,510
Other assets                                                                                                    1,593        5,249
                                                                                                            ---------    ---------
                                                                                                            $ 198,065    $ 302,816
                                                                                                            =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                                           $     124    $      --
    Current portion of long-term debt                                                                          10,599        1,999
    Accounts payable                                                                                           17,445       18,089
    Accrued liabilities                                                                                        18,567       26,709
                                                                                                            ---------    ---------
            Total current liabilities                                                                          46,735       46,797

Long-term debt, less current portion                                                                           19,546      117,418
                                                                                                            ---------    ---------
        Total liabilities                                                                                      66,281      164,215
                                                                                                            ---------    ---------

Stockholders' equity:
Series B preferred stock, $ .01 par value per share. Nonvoting, authorized 2,000,000 shares:
  Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding
    14,543 shares at June 30, 1997 and 14,408 shares at December 31, 1997.  Liquidation
    preference of $1,342                                                                                           --           --
  Series B-2 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding
    19,544 shares at June 30 and December 31, 1997.  Liquidation preference of $1,820                              --           --
  Series B-3 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding
    9,898 shares at June 30 and December 31, 1997.  Liquidation preference of $922                                 --           --
Series D preferred stock, $.01 par value per share.  Authorized 50,000 shares, 1,000 votes
  per share; no shares issued and outstanding.  Liquidation preference of $120 per share                           --           --
Common stock, $.01 par value per share.  Authorized 50,000,000 shares; one vote per share; issued
  and outstanding 16,889,071 shares at June 30, 1997 and 17,407,038 shares at December 31, 1997                   169          174
Class A common stock, $.01 par value per share.  Authorized 3,500,000 shares, four votes per share;
  issued and outstanding 453,057 shares at June 30, 1997 and 223,675 shares at December 31, 1997                    5            2
Additional paid-in capital                                                                                    189,422      194,418
Accumulated deficit                                                                                           (57,850)     (54,995)
Foreign currency translation adjustment                                                                            38         (998)
                                                                                                            ---------    ---------
            Total stockholders' equity                                                                        131,784      138,601
                                                                                                            ---------    ---------
                                                                                                            $ 198,065    $ 302,816
                                                                                                            =========    =========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         DECEMBER 31,               DECEMBER 31,
                                                                    ----------------------    ----------------------
                                                                      1996         1997         1996         1997
                                                                    ---------    ---------    ---------    ---------
Revenue                                                             $  35,662    $  57,879    $  65,069    $ 109,153
Cost of goods sold                                                     20,480       31,582       39,523       60,660
                                                                    ---------    ---------    ---------    ---------
            Gross margin                                               15,182       26,297       25,546       48,493
                                                                    ---------    ---------    ---------    ---------
Operating expenses:
    Research and development                                            5,443        8,341       11,950       15,050
    Selling, general and administrative                                 6,812        9,780       13,117       17,568
    Program discontinuance charge                                      17,601           --       17,601           --
                                                                    ---------    ---------    ---------    ---------
            Total operating expenses                                   29,856       18,121       42,668       32,618
                                                                    ---------    ---------    ---------    ---------
            Operating income (loss)                                   (14,674)       8,176      (17,122)      15,875

Other income (expense):
    Interest income                                                        94        1,584          203        1,787
    Interest expense                                                     (601)      (1,953)      (1,173)      (2,426)
    Other, net                                                            192            2          259           17
                                                                    ---------    ---------    ---------    ---------
            Total other income (expense)                                 (315)        (367)        (711)        (622)
                                                                    ---------    ---------    ---------    ---------
            Income (loss) from continuing operations before
              income taxes                                            (14,989)       7,809      (17,833)      15,253
Income tax expense (benefit)                                           (4,964)       2,858       (6,149)       5,611
                                                                    ---------    ---------    ---------    ---------
            Net income (loss) from continuing operations              (10,025)       4,951      (11,684)       9,642

Discontinued operations:
    Loss from operations of IPEC Clean, Inc., net of taxes             (1,896)          --       (3,614)          --
    Loss on disposal of IPEC Clean, Inc., net of taxes                (24,950)      (6,664)     (24,950)      (6,664)
                                                                    ---------    ---------    ---------    ---------
            Net loss from discontinued operations                     (26,846)      (6,664)     (28,564)      (6,664)
                                                                    ---------    ---------    ---------    ---------
            Net income (loss)                                         (36,871)      (1,713)     (40,248)       2,978

Cumulative dividend on preferred stock                                    (81)         (61)        (162)        (122)
                                                                    ---------    ---------    ---------    ---------
            Net income (loss) attributable to common stockholders   $ (36,952)   $  (1,774)   $ (40,410)   $   2,856
                                                                    =========    =========    =========    =========
Net income (loss) from continuing operations per common share:
     Basic                                                          $    (.68)   $     .28    $    (.80)   $     .54
                                                                    =========    =========    =========    =========

     Diluted                                                        $    (.68)   $     .26    $    (.80)   $     .50
                                                                    =========    =========    =========    =========
Income (loss) per common share:
    Basic                                                           $   (2.48)   $    (.10)   $   (2.72)   $     .16
                                                                    =========    =========    =========    =========

    Diluted                                                         $   (2.48)   $    (.10)   $   (2.72)   $     .15
                                                                    =========    =========    =========    =========

Shares used in basic per share calculation                             14,916       17,599       14,851       17,526
                                                                    =========    =========    =========    =========

Shares used in diluted per share calculation                           14,916       19,208       14,851       19,351
                                                                    =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                              Series B                                             Class A
                                           Preferred Stock            Common Stock               Common Stock          Additional
                                      ------------------------   -----------------------   ------------------------      Paid-In
                                        Shares        Amount       Shares       Amount       Shares        Amount        Capital
                                      ----------    ----------   ----------   ----------   ----------    ----------    ----------
BALANCE -
  June 30, 1997                           43,985    $       --   16,889,071   $      169      453,057    $        5    $  189,422

Net income                                    --            --           --           --           --            --            --

Conversion of Series B
  Preferred Stock                           (135)           --        1,692           --           --            --            --

Conversion of Class A
  Common Stock                                --            --      229,382            3     (229,382)           (3)           --

Exercise of Stock Options
 (including tax benefits of $1,200)           --            --      242,191            2           --            --         5,391

Employee Stock Purchase Plan                  --            --       44,702           --           --            --           770

Unearned compensation                         --            --           --           --           --            --        (1,165)

Cumulative translation adjustment             --            --           --           --           --            --            --

Dividends Paid                                --            --           --           --           --            --            --
                                      ----------    ----------   ----------   ----------   ----------    ----------    ----------
BALANCE -
   December 31, 1997                      43,850    $       --   17,407,038   $      174      223,675    $        2    $  194,418
                                      ==========    ==========   ==========   ==========   ==========    ==========    ==========

                                                      Foreign
                                                     Currency
                                       Accumulated  Translation
                                         Deficit     Adjustment
                                       ----------    ----------
BALANCE -
  June 30, 1997                        $  (57,850)   $       38

Net income                                  2,978            --

Conversion of Series B
  Preferred Stock                              --            --

Conversion of Class A
  Common Stock                                 --            --

Exercise of Stock Options
 (including tax benefits of $1,200)            --            --

Employee Stock Purchase Plan                   --            --

Unearned compensation                          --            --

Cumulative translation adjustment              --        (1,036)

Dividends Paid                               (123)           --
                                       ----------    ----------
BALANCE -
   December 31, 1997                   $  (54,995)   $     (998)
                                       ==========    ==========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                          ----------------------
Cash flows from operating activities:                                       1996         1997
                                                                          ---------    ---------
   Net income (loss)                                                      $ (40,248)   $   2,978
   Adjustments to reconcile net income (loss) to net
     cash (used in) operating activities:
        Program discontinuance charge                                        17,601           --
        Loss on disposal of IPEC Clean, Inc., net of taxes                   24,950        6,664
        Depreciation and amortization                                         6,704        5,149
        Deferred tax expense (benefit)                                      (12,900)       5,705
        Changes in assets and liabilities:
           (Increase) in accounts receivable                                 (1,252)     (22,315)
           (Increase) in inventories                                        (15,104)     (10,262)
           (Increase) in prepaid expenses and other assets                     (399)      (1,774)
           Increase (decrease) in accounts payable                             (451)         589
           Increase in accrued liabilities                                    8,330        1,063
           (Increase) decrease in net assets of discontinued operations         849         (802)
                                                                          ---------    ---------
              Net cash (used in) operating activities                       (11,920)     (13,005)
                                                                          ---------    ---------
Cash flows from investing activities:
    Purchases of property and equipment                                        (343)      (8,693)
    Proceeds from sale of property and equipment                             20,417           --
                                                                          ---------    ---------
             Net cash provided by (used in) investing activities             20,074       (8,693)
                                                                          ---------    ---------
Cash flows from financing activities:
    Proceeds from long-term debt                                              4,407      111,181
    Repayment of long-term debt and capital leases                          (11,022)     (26,501)
    Repayment of notes payable                                               (1,259)        (124)
    Payment of preferred stock dividends                                       (396)        (123)
    Net proceeds from issuance of Series C preferred stock                   23,430           --
    Net proceeds from issuance of common stock and warrants                   2,289        3,798
                                                                          ---------    ---------
              Net cash provided by financing activities                      17,449       88,231
                                                                          ---------    ---------
Effect of exchange rate changes on cash                                          25       (1,036)
                                                                          ---------    ---------
Net increase (decrease) in cash and cash equivalents                         25,628       65,497

Cash and cash equivalents, beginning of period                               11,325       40,656
                                                                          ---------    ---------

Cash and cash equivalents, end of period                                  $  36,953    $ 106,153
                                                                          =========    =========

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                             $   1,339    $     421
                                                                          =========    =========

Supplemental disclosure of noncash activities:
    Retirement of Class B 6% cumulative convertible preferred stock       $    (500)   $      --
                                                                          =========    =========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PREPARATION:

      The accompanying condensed consolidated financial statements as of December 31, 1997 and for the three month and six month periods ended December 31, 1997 are unaudited; however, in the opinion of the management of Integrated Process Equipment Corp. ("IPEC") and subsidiaries (the "Company"), such statements include all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of the information presented therein. The condensed consolidated balance sheet as of June 30, 1997 was derived from the audited financial statements at such date.

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

      The Company is organized into two divisions. IPEC Planar manufactures CMP equipment and CMP-related products for use primarily in manufacturing of semiconductor devices. IPEC Precision manufactures advanced plasma-assisted chemical etching equipment and metrology equipment for use primarily in manufacturing of silicon wafers and semiconductor devices.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Income (loss) per share of common stock:

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Statement replaces primary earnings per share ("EPS") with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. All prior-period EPS data has been restated to conform to SFAS 128. Basic EPS excludes dilution and is computed by dividing income attributable to common stockholders or income from continuing operations, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. These securities or other contracts are generally anti-dilutive if a loss is being reported. Although including those potential common shares in other diluted per share computations may be dilutive to their comparable basic per share amounts, no potential common shares shall be included in the computation of any diluted per share amount when a loss from continuing operations exists, even if the entity reports net income.

The following table reconciles the numerators and denominators of the basic and diluted EPS computations from continuing operations and net income attributable to common stockholders for the three and six month periods ended December 31, 1997 and 1996.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                      Three Months Ended       Six Months Ended
                                                                         December 31,            December 31,
                                                                     --------------------    --------------------
                                                                       1996        1997        1996        1997
                                                                     --------    --------    --------    --------
                                                                        (in thousands except per share amounts)
                                                                                      (unaudited)
Basic EPS computation from continuing operations:
    Net income (loss) from continuing operations                     $(10,025)   $  4,951    $(11,684)   $  9,642
    Cumulative dividend on preferred stock                                (81)        (61)       (162)       (122)
                                                                     --------    --------    --------    --------
      Net income (loss) from continuing operations attributable
         to common stockholders                                      $(10,106)   $  4,890    $(11,846)   $  9,520
                                                                     ========    ========    ========    ========
      Weighted average number of common shares outstanding             14,916      17,599      14,851      17,526
                                                                     ========    ========    ========    ========
      Basic earnings (loss) from continuing operations per share     $   (.68)   $    .28    $   (.80)   $    .54
                                                                     ========    ========    ========    ========

Diluted EPS computation from continuing operations:
    Net income (loss) from continuing operations                     $(10,025)   $  4,951    $(11,684)   $  9,642
                                                                     ========    ========    ========    ========
    Weighted average number of common shares outstanding               14,916      17,599      14,851      17,526
    Effect of dilutive securities:
      Convertible preferred stock                                         N/A         554         N/A         554
      Stock options and warrants                                          N/A       1,055         N/A       1,271
                                                                     --------    --------    --------    --------
         Weighted average number of shares outstanding to
           compute diluted EPS from continuing operations              14,916      19,208      14,851      19,351
                                                                     ========    ========    ========    ========
      Diluted earnings (loss) from continuing operations per share   $   (.68)   $    .26    $   (.80)   $    .50
                                                                     ========    ========    ========    ========
Basic EPS computation :
     Net income (loss) attributable to common stockholders           $(36,952)   $ (1,774)   $(40,410)   $  2,856
                                                                     ========    ========    ========    ========
    Weighted average number of common shares outstanding               14,916      17,599      14,851      17,526
                                                                     ========    ========    ========    ========
      Basic earnings (loss) per share                                $  (2.48)   $   (.10)   $  (2.72)   $    .16
                                                                     ========    ========    ========    ========

Diluted EPS computation :
    Net income (loss) attributable to common stockholders            $(36,952)   $ (1,774)   $(40,410)   $  2,856
    Add back cumulative dividend on preferred stock                       N/A         N/A         N/A         122
                                                                     --------    --------    --------    --------
      Net income (loss) to compute diluted EPS                       $(36,952)   $ (1,774)   $(40,410)   $  2,978
                                                                     ========    ========    ========    ========
    Weighted average number of common shares outstanding               14,916      17,599      14,851      17,526
    Effect of dilutive securities:
      Convertible preferred stock                                         N/A         N/A         N/A         554
      Stock options and warrants                                          N/A         N/A         N/A       1,271
                                                                     --------    --------    --------    --------
         Weighted average number of shares outstanding to
           compute diluted EPS                                         14,916      19,208      14,851      19,351
                                                                     ========    ========    ========    ========
      Diluted earnings (loss) per share                              $  (2.48)   $   (.10)   $  (2.72)   $    .15
                                                                     ========    ========    ========    ========

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Options and warrants to purchase 1,435,218 shares of common stock at prices ranging from $24.50 per share to $33.00 per share were outstanding during the three month period ended December 31, 1997 but were not included in the computations of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares. The options and warrants were still outstanding at December 31, 1997.

INVENTORIES:

      Inventories are summarized as follows (in thousands):

                                              June 30, 1997    December 31, 1997
                                              -------------    -----------------
                                                                  (Unaudited)
      Raw materials                              $ 35,977          $ 51,482
      Work in process                              18,182            15,636
      Finished goods                                3,549             1,379
                                                 --------          --------
                                                   57,708            68,497
      Less inventory obsolescence reserve         (12,979)          (14,236)
                                                 --------          --------
                                                 $ 44,729          $ 54,261
                                                 ========          ========

DISCONTINUED OPERATIONS:

      In the second quarter of fiscal 1997, the Company announced its decision to focus its resources on the manufacturing of CMP and CMP-related equipment. As a result of this decision, the Company adopted a plan for the disposition by sale of IPEC Clean by December 31, 1997.

      IPEC Clean has been accounted for as a discontinued operation, and accordingly its operations are segregated for all periods presented in the accompanying statements of operations. Revenue, related losses and income tax benefits associated with the discontinued operation for the three and six month periods ended December 31, 1996 is as follows:

                                                Three Months Ended   Six Months Ended
                                                 December 31, 1996   December 31, 1996
                                                 -----------------   -----------------
                                                      (in thousands, unaudited)

      Revenue                                         $ 1,998             $ 4,609
                                                      =======             =======

      Loss from operations before income taxes         (2,891)             (5,495)
      Income tax benefit                                 (995)             (1,881)
                                                      -------             -------
      Net loss from discontinued operations           $(1,896)            $(3,614)
                                                      =======             =======

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The Company recorded a pre-tax charge in the three month period ending December 31, 1996 amounting to $27.2 million to write down intangible assets, accounts receivable, inventory, equipment and other assets to estimated net realizable value and to record additional liabilities. A charge of $3.0 million was also recorded to reflect the estimated phase out costs associated with IPEC Clean. The tax benefit associated with these charges amounted to $5.2 million.

      Following the decision to dispose of IPEC Clean in calendar 1997, the Company entered into negotiations to sell its remaining assets. The deteriorating business climate in the Pacific Rim resulted in customers delaying expected purchases from IPEC Clean and the Company was unable to consummate a sale. The Company is in the process of closing IPEC Clean. A pre-tax charge of $10.6 million to write down accounts receivable, inventory, equipment and other assets to liquidation value and to record additional liabilities was recorded in the three months ended December 31, 1997. The tax benefit associated with these charges was $3.9 million.

      The net assets of the discontinued operation are summarized in the accompanying condensed consolidated balance sheets at June 30, 1997 as follows:

                               June 30, 1997
                               -------------
                               (in thousands)

Current assets                    $ 7,078
Current liabilities                (4,615)
                                  -------
                                  $ 2,463
                                  =======

LONG-TERM DEBT:

      The Company completed a private placement in the first quarter of fiscal 1998 of $115.0 million 6.25% Convertible Subordinated Notes due in 2004. Interest is payable semi-annually in March and September. The Notes are subordinated to all existing and future senior indebtedness and effectively subordinated to all liabilities, including trade payables and lease obligations of the Company and its subsidiaries. The Notes can be converted after ninety days from the original issuance into the Company's common stock at a conversion price of $39.00 per share. The notes are not redeemable by the Company prior to September 20, 2000.

      Proceeds have been utilized to repay the balance of the Company's revolving line of credit, described below. Remaining portions of proceeds may be used to expand the Company's sales and service operations in Asia, to expand IPEC Precision's facilities and for general corporate purposes including working capital and research and development. Pending such uses, the Company intends to

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


invest the net proceeds in interest-bearing, investment grade securities. Debt issuance costs of $4.0 million incurred in connection with the private placement have been included in other assets and are being amortized over seven years.

      The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, the Company received a $10.0 million term loan and a $20.0 million revolving loan facility, since modified to $15.0 million, to provide working capital for general corporate purposes. The loan agreement was further modified to allow an increase of the revolving loan facility from $15.0 million to $20.0 million from the beginning of the last week of each fiscal quarter through the end of the first week of the subsequent quarter. If the Company is unable to qualify for the entire commitment amount under its borrowing base, the Company may nonetheless borrow the amount for which it would not otherwise qualify, by pledging with the bank dollar for dollar security in the form of cash equivalents or marketable securities. The borrowing base for the revolving loan facility consists of eighty percent of eligible accounts receivable as defined by the agreement. At June 30, 1997, the eligible borrowing base was $23.7 million, of which $20.0 million was borrowed. An additional $5.0 million was borrowed under the modification to the loan agreement and $5.0 million of cash equivalents were pledged as restricted cash collateral for this borrowing. At December 31, 1997 there were no amounts outstanding under this loan agreement.

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

      The terms of the loan agreement include various covenants, which, among other things, include maintenance of certain financial ratios, limit the amount of dividends that can be paid to common stockholders and limit acquisitions of treasury stock. The Company was in compliance with these covenants at June 30, 1997 and December 31, 1997.

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

OVERVIEW

      IPEC is a Delaware corporation primarily engaged in designing, manufacturing, marketing and servicing equipment for the semiconductor manufacturing industry. The Company is organized into two divisions. IPEC Planar manufactures CMP equipment and CMP-related products for use primarily in manufacturing of semiconductor devices. IPEC Precision manufactures advanced plasma-assisted chemical etch systems and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices.

      IPEC incurred net losses of $1.8 million, $33.7 million and $10.7 million in the three months ended December 31, 1997, fiscal 1997 and fiscal 1996, respectively, compared to net income of $599,000 in fiscal 1995. The Company's loss in the three month period ended December 31, 1997 resulted from a $6.7 million (net of taxes) write down for the unsold net assets of IPEC Clean. The Company's fiscal 1997 net loss resulted from a $25.0 million charge (net of taxes) for estimated losses on disposal of IPEC Clean, a $3.6 million loss (net of taxes) from IPEC Clean operations in fiscal 1997 and a $17.6 million pretax charge for asset write downs due to the discontinuation of the Avanti 672 program development effort. The Company's fiscal 1996 net loss resulted from a one-time pretax charge of $37.0 million for in-process research and development in connection with the acquisitions of IPEC Planar Portland and IPEC Precision. See "Factors Affecting Operating Results -- Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons."

      The Company's revenue is derived from the sale of products and related spare parts and service. The Company recognizes product and spare part revenue when the product or part is shipped. Service revenue is recognized ratably over the term of service contracts or in some cases upon completion of service.

      The Company's gross margin has varied in the past and may vary significantly in the future due to many factors and is especially dependent on the percentage of sales through distributors, material costs, product mix and favorable terms given to customers to introduce new products, penetrate new markets and accelerate purchases. The Company sells directly in the United States, and such sales historically have had a higher gross margin than indirect international sales. Gross margins in any period may not be indicative of margins for future periods. Because IPEC Precision's customer base is new, the Company believes that gross margin for IPEC Precision's plasma-assisted chemical etch systems and metrology equipment could be lower than the gross margin for the IPEC Planar's CMP tools. As new products are introduced by IPEC Precision in future quarters, the Company's gross margin may decrease. See "Factors Affecting Operating Results -- Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons."

      This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, operating margins, expenses, disposal of IPEC Clean, and cash needs. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the results of operations for the Company expressed as a percentage of total revenue.

                                                       PERCENT OF TOTAL REVENUE   PERCENT OF TOTAL REVENUE
                                                           -----------------        -------------------
                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              DECEMBER 31,             DECEMBER 31,
                                                           -----------------         -----------------
                                                            1996       1997           1996       1997
                                                           ------     ------         ------     ------
Revenue                                                     100.0%     100.0%         100.0%     100.0%
Cost of goods sold                                           57.4%      54.6%          60.7%      55.6%
                                                           ------     ------         ------     ------
     Gross margin                                            42.6%      45.4%          39.3%      44.4%
                                                           ------     ------         ------     ------
Operating expenses:
   Research and development                                  15.3%      14.4%          18.4%      13.8%
   Selling, general and administrative                       19.1%      16.9%          20.2%      16.1%
    Program discontinuance charge                            49.4%        --           27.0%        --
                                                           ------     ------         ------     ------
     Total operating expenses                                83.8%      31.3%          65.6%      29.9%
                                                           ------     ------         ------     ------
     Operating income (loss)                                (41.2%)     14.1%         (26.3%)     14.5%

Other income (expense):
   Interest income                                             .3%       2.7%            .3%       1.6%
   Interest expense                                          (1.7%)     (3.4%)         (1.8%)     (2.2%)
   Other, net                                                  .5%        --             .4%        --
                                                           ------     ------         ------     ------
     Total other income (expense)                             (.9%)      (.7%)         (1.1%)      (.6%)
                                                           ------     ------         ------     ------
     Income (loss) from continuing                          (42.1%)     13.4%         (27.4%)     13.9%
     operations before income taxes
Income tax expense (benefit)                                (13.9%)      4.9%          (9.4%)      5.1%
                                                           ------     ------         ------     ------
     Income (loss) from continuing operations               (28.2%)      8.5%         (18.0%)      8.8%

 Discontinued operations:
    Loss from operations of IPEC Clean, net of taxes         (5.3%)       --           (5.6%)       --
    Loss on  disposal of IPEC Clean, net of taxes           (70.0%)    (11.5%)        (38.3%)     (6.1%)
                                                           ------     ------         ------     ------
     Net loss from discontinued operations                  (75.3%)    (11.5%)        (43.9%)     (6.1%)
                                                           ------     ------         ------     ------
     Net income (loss)                                     (103.5%)     (3.0%)        (61.9%)      2.7%
                                                           ======     ======         ======     ======

QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

      Revenue. Revenue was $57.9 million for the quarter ended December 31, 1997 compared to $35.7 million for the quarter ended December 31, 1996. Revenue has increased each quarter since the quarter ended September 30, 1996 and has resulted in the highest quarterly revenue recorded in the Company's history. The 62% growth in revenue from the quarter ended December 31, 1996 resulted primarily from two factors. First, the Company sold more of its high throughput systems, the AvantGaard 676 and 776, which have higher average selling prices than the older Avanti 372M and 472 systems. Second, there was an industrywide slowdown in semiconductor equipment shipments in the first half of fiscal 1997. Because of financial conditions in Asia, it appears that several Korean customers are unlikely to place additional orders for the next one to two quarters. Accordingly, the Company anticipates lower revenues in the third and fourth quarters of fiscal 1998, compared to the quarter ended December 31, 1997. Revenue from international sales represented 49% and 38% of total revenue for the quarters ended December 31, 1997 and 1996, respectively

      Cost of goods sold. Cost of goods sold decreased as a percentage of revenue to 54.6% for the quarter ended December 31, 1997 from 57.4% for the quarter ended December 31, 1996. Cost of goods sold decreased as a percentage of revenue from 56.7% in the quarter ended September 30, 1997. The improvement in gross margin has resulted primarily from product mix and manufacturing efficiencies. Cost of goods sold for the quarter ended December 31, 1996 was adversely affected by a $.2 million charge resulting from the acceleration of certain orders into the first three quarters of fiscal 1997.

      Research and development. Research and development expense increased 53% to $8.3 million for the quarter ended December 31, 1997 from $5.4 million for the quarter ended December 31, 1996. Expenditures were incurred to further develop the AvantGaard 676 and the AvantGaard 776 which includes an integrated cleaner. Additional efforts are underway to develop a 300 mm integrated CMP system (the AvantGaard 876), plasma-assisted chemical etch systems, metrology technologies, copper, and dual damascene CMP processes.

      Selling, general and administrative. Selling, general and administrative expenses increased 44% to $9.8 million for the quarter ended December 31, 1997 from $6.8 million for the quarter ended December 31, 1996. The $3.0 million increase resulted primarily from a higher level of sales activity in the quarter ended December 31, 1997.

      Program discontinuance charge. In the quarter ended December 31, 1996, the Company demonstrated that the AvantGaard 676 tool could be used for oxide planarization as well as metal planarization. As a result, the Company decided to discontinue the development of the Avanti 672, an integrated 300mm high-volume oxide CMP tool. Accordingly, the Company incurred a $17.6 million program discontinuance charge in the quarter ended December 31, 1996 from write downs of inventory and assets relating to the Avanti 672 program.

      Interest income and interest expense. Interest income increased to $1.6 million for the quarter ended December 31, 1997 from $.1 million for the quarter ended December 31, 1996. Interest expense increased to $2.0 million for the quarter ended December 31, 1997 from $.6 million for the quarter ended December 31, 1996. Higher amounts of interest income and expense have resulted from invested proceeds related to the $115 million 6.25% Convertible Subordinated Note financing completed in September 1997 and the related interest costs of the debt.

      Income tax expense. Income tax expense for the quarter ended December 31, 1997 was $2.9 million compared to a tax benefit of $5.0 million for the quarter ended December 31, 1996. The effective tax expense (benefit) rates were 36.6% and (33.1%) for the quarters ended December 31, 1997 and 1996, respectively. Differences in the effective tax rates result primarily from adjustments for deferred taxes and state taxes in each quarter.

      Net loss from discontinued operations. As a result of the Company's decision to focus on CMP and CMP-related products, the Company decided to discontinue the operations of IPEC Clean. The operating results of IPEC Clean were segregated from the continuing operations of the Company and reported separately as discontinued operations. The loss recorded in the quarter ended December 31, 1996 amounted to a $1.9 million operating loss, net of taxes, and a $25.0 million charge, net of taxes, for the estimated loss on disposal of IPEC Clean. The Company recorded a write-down of the net assets of IPEC Clean, net of taxes, of $6.7 million in the quarter ended December 31, 1997. The Company had been negotiating the sale of IPEC Clean in the quarter ended December 31, 1997. However, the deteriorating business climate in the Pacific Rim resulted in a delay of expected purchase orders from IPEC Clean customers, and the Company was unable to consummate the transaction. The Company is now in the process of closing IPEC Clean.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

      Revenue. Revenue was $109.2 million for the six months ended December 31, 1997 compared to $65.1 million for the six months ended December 31, 1996. The 68% increase in revenue has resulted primarily from two factors. First, the Company has sold more of its high throughput systems, the AvantGaard 676 and 776, which have higher selling prices than the older Avanti 372M and 472 systems. Second, there was an industrywide slowdown in semiconductor equipment shipments in the first half of fiscal 1997. Revenue from international sales represented 40% and 37% of total revenue for the six months ended December 31, 1997 and 1996, respectively.

      Cost of goods sold. Cost of goods sold as a percentage of revenue decreased to 55.6% for the six months ended December 31, 1997 from 60.7% for the six months ended December 31, 1996. Additional costs were incurred in the six months ended December 31, 1996 as a result of costs associated with repositioning of the Avanti 672 for wafer polishing in the first quarter of fiscal 1997 and the allocation of certain fixed costs across lower revenue. A $.8 million increase in cost of goods sold in the six months ended December 31, 1996 also resulted from the acceleration of certain orders into the first three quarters of fiscal 1997.

      Research and development. Research and development expense increased 26% to $15.1 million for the six months ended December 31, 1997 from $12.0 million for the six months ended December 31, 1996. Expenditures were incurred to further develop the AvantGaard 676 and the AvantGaard 776 which includes an integrated cleaner. Additional efforts are underway to develop a 300mm integrated

CMP system (the AvantGaard 876), plasma assisted chemical etch systems, metrology technologies, copper, and dual damascene CMP processes. Research and development expense for the six months ended December 31, 1996 included expenditures for the development of the Avanti 672 CMP tool. This program was discontinued in the second quarter of fiscal 1997.

      Selling, general and administrative. Selling, general and administrative expense increased 34% to $17.6 million for the six months ended December 31, 1997 from $13.1 million for the six months ended December 31, 1996. The $4.5 million increase resulted primarily from a higher level of sales activity in the six months ended December 31, 1997 compared to December 31, 1996. Additionally, for the six months ended December 31, 1996, selling, general and administrative expenses were offset by a $.9 million benefit resulting from adjustments for both the acquisitions of Westech Systems, Inc. and GAARD Automation, Inc.

      Interest income and interest expense. Interest income increased to $1.8 million for the six months ended December 31, 1997 from $.2 million for the six months ended December 31, 1996. Interest expense increased to $2.4 million for the six months ended December 31, 1997 from $1.2 million for the six months ended December 31, 1996. Higher amounts of interest income and expense have resulted from invested proceeds related to the $115 million 6.25% Convertible Subordinated Note financing completed in September 1997 and the related interest costs of the debt.

      Income tax expense. Income tax expense for the six months ended December 31, 1997 was $5.6 million compared to a tax benefit of $6.1 million for the six months ended December 31, 1996. The effective tax (benefit) rates were 36.8% and (34.5%) for the six months ended December 31, 1997 and 1996, respectively. Differences in the effective tax rates result primarily from adjustments for deferred taxes and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity include cash and cash equivalents of $106.2 million as of December 31, 1997, an increase of $65.5 million from June 30, 1997. The increase in cash and cash equivalents during the six months ended December 31, 1997 resulted from the private placement of $115 million of 6.25% Convertible Subordinated Notes due in 2004. The Notes can be converted after ninety days from the original issuance into the Company's common stock at a conversion price of $39.00 per share. The Notes are not redeemable by the Company prior to September 20, 2000.

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

    As of December 31, 1997, the Company had $198.0 million of working capital compared to $99.1 million as of June 30, 1997. The Company's accounts receivable increased to $68.8 million as of December 31, 1997 compared to $45.6 million at June 30, 1997. The increase in accounts receivable was primarily due to a higher level of sales in the second quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997, favorable credit terms granted to certain international customers and to customers purchasing initial AvantGaard 676 and 776 systems. The Company's inventory increased to $54.3 million as of December 31, 1997 compared to $44.7 million as of June 30, 1997. This was primarily due to an increase in production of the Company's AvantGaard 676 and 776 systems and increased levels of manufacturing at IPEC Precision.

    The Company's property, plant and equipment increased $5.3 million to $30.8 million as of December 31, 1997 from $25.5 million as of June 30, 1997, primarily due to additions of testing and demonstration equipment related to the AvantGaard 676, 776, and 876 systems.

    Total long-term debt increased to $119.4 million as of December 31, 1997 from $30.1 million as of June 30, 1997 as a result of the issuance of $115 million of Convertible Subordinated Notes described above. Total long-term debt as a percentage of stockholders' equity increased to 86% as of December 31, 1997 from 23% as of June 30, 1997. The Company also has $15.0 million available under a revolving loan facility with a bank. As of December 31, 1997 there were no amounts outstanding under this facility.

    The Company believes that its cash and cash equivalents will be sufficient to fund its operations for the foreseeable future. The Company's cash needs depend on, among other things, whether its sales continue to expand, which would require greater investments in working capital, and on whether the Company is forced by competitive pressures and commercial terms to continue or increase extended terms for accounts receivable and whether the Company acquires other companies or businesses. If the Company requires additional cash, there can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities which would result in substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to invest in capital equipment and working capital.

FACTORS AFFECTING OPERATING RESULTS

      The Company's Limited Operating History Has Involved Annual and Quarterly Losses. Prior to the Company's acquisition of IPEC Planar Phoenix in fiscal 1994, the Company did not have significant revenue. The Company had net losses in fiscal 1996, 1997 and the three months ended December 31, 1997 of $10.7 million, $33.7 million and $1.7 million, respectively. Operating results in fiscal 1997 include a net loss of approximately $36.9 million in the second quarter of fiscal 1997, due to charges (net of taxes) of approximately $40.2 million for discontinuation of the business of IPEC Clean and of a research and development program. Operating results for the three months ended December 31, 1997 include a charge of $6.7 million (net of taxes) for the remaining unsold net assets of IPEC Clean. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will be profitable in future periods.

      Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons. The Company's operating results are subject to quarterly fluctuations due to a variety of factors, including industry-wide changes in the demand for semiconductors or for semiconductor production equipment generally and, in particular, for high performance semiconductors with smaller line widths and multiple layers; the timing of significant shipments; accelerations, delays, cancellations or postponement of orders; the gain or loss of significant customers; competitive pressures; general economic conditions, especially in Asia; availability and costs of components from the Company's suppliers; the timing of product announcements and introductions and process qualifications by the Company, its customers or its competitors; the ability of the Company to manufacture, test and deliver products in a timely and cost-effective manner; the level of field service operations; the timing and structure of acquisitions and dispositions or spin-offs; changes in the mix of products sold; the level of international sales, which historically have had lower margins than domestic sales; delayed or canceled construction of wafer fabrication facilities by customers; research and development expenses associated with new product introductions; market acceptance of new or enhanced versions of the Company's and its customers' products; reductions in personnel; discontinuance of operations; and the sufficiency of personnel and capital resources to support operations. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above.

      The Company has experienced adverse effects from some of these factors in the past and may experience them in the future. In the second quarter of fiscal 1996, the Company incurred net losses due to one-time charges associated with the IPEC Planar Portland and IPEC Precision acquisitions. The Company incurred a loss in the first quarter of fiscal 1997, primarily due to a decline in demand for semiconductor capital equipment, the Company's lack of a high-throughput oxide process CMP system, unprofitable operations at IPEC Precision and increased cost of goods sold resulting from the issuance of warrants to a major customer as described below. The Company incurred a net loss in the second quarter of fiscal 1997, due to a $25.0 million charge (net of taxes) for estimated losses on disposal of IPEC Clean and a $17.6 million pretax charge for asset write-downs due to discontinuation of the Company's Avanti 672 product development effort. The Company incurred a net loss in the second quarter of fiscal 1998 due to a $6.7 million charge (net of taxes) for the remaining unsold net assets of IPEC Clean. The semiconductor equipment market experienced an industry-wide slowdown in the second half of calendar 1996, which adversely affected sales of the Company's CMP polishing equipment. The Company's revenue from sales of CMP equipment in each of the first three quarters of fiscal 1997 was lower than such revenue in each of the first three quarters of fiscal 1996. Fiscal 1997 revenue was below fiscal 1996 revenue. The current economic conditions in Asia have resulted in the inability of several Korean customers to place orders in the third and fourth quarters of fiscal 1998. Accordingly, the Company anticipates lower revenues in the third and fourth quarters of fiscal 1998 compared to the quarter ended December 31, 1997.

      Results of operations in any period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. In future quarters, the Company's operating results may not meet the expectations of public market analysts or investors. In such an event, the market price of the Common Stock could be materially adversely affected.

      The Timing of Significant Shipments and Orders Can Impact Quarterly Results. The Company derives most of its revenue from the sale of products in a price range from $250,000 to $2.5 million per unit, and clustered systems can be priced much higher. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. The Company has previously experienced order and delivery delays and cancellations which caused the

Company to miss its quarterly revenue and profit projections, including during the first quarter of fiscal 1997, and there can be no assurance that the Company can avoid such order and delivery delays in the future. During the first quarter of fiscal 1997, a significant customer agreed to accelerate certain orders into the first three quarters of fiscal 1997, which could adversely affect the Company's ability to obtain orders from this customer in fiscal 1998. These accelerated orders represented 14% of the Company's revenue in fiscal 1997. Cost of goods sold increased in the first three quarters of fiscal 1997 by $657,000, $191,000 and $212,000, respectively, due to the issuance of certain warrants in connection with this acceleration. Orders which the Company has included in its backlog may be cancelled. For example, the Company removed from its backlog orders of approximately $12.0 million in the fourth quarter of fiscal 1997, primarily due to delays in construction of a wafer fabrication facility for Submicron Systems in Thailand. Orders may be delayed or cancelled due to economic conditions in Asia or other reasons. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development and engineering make it difficult to reduce expenses in a particular quarter if the Company's sales goals for the quarter are not met. Any inability to reduce spending quickly enough to mitigate any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations. See "MD&A -- Results of Operations."

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

      The Company Depends on Broader Industry Acceptance of CMP and the AvantGaard 676 and AvantGaard 776. The CMP process has not been broadly adopted by semiconductor manufacturers for volume production. IPEC defines semiconductor manufacturers using CMP in volume production as companies using ten or more CMP systems. Most semiconductor manufacturers who have CMP equipment use it only for pilot line production or research and development and few semiconductor manufacturers produce commercial quantities of ICs using CMP machines. To date, the Company's products have been used primarily to manufacture advanced semiconductor logic and memory devices. While industry analysts have projected significant future growth for the CMP polisher market, these projections depend on the analysts' assumptions, and variations in industry demand can occur during the several years included in the projections. There can be no assurance that projected industry growth will occur or that additional semiconductor manufacturers will adopt CMP processes for volume production. Lack of growth in the semiconductor industry and the determination of such manufacturers not to adopt CMP processes for volume production would have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company's future results depend on sales of the AvantGaard 676, AvantGaard 776 and Avanti 472 CMP wafer polishing systems. The Avanti 372M CMP wafer polishing system is based on older technology and is sold primarily to one customer, with shipments expected only through calendar 1999. Because shipments of the Avanti 372M are limited and the Avanti 472 does not offer the same throughput or footprint as the AvantGaard 676 or AvantGaard 776 or other high-throughput CMP systems, the Company expects its reliance on sales of the AvantGaard 676 and AvantGaard 776 to increase in the future. The AvantGaard 676 was initially designed solely to planarize metal layers and has not been broadly adopted for this purpose in volume production. The Company's oxide process for the AvantGaard 676 and AvantGaard 776 was recently developed and has not been widely accepted. Several customers are qualifying new production level oxide CMP processes for these systems, and the Company believes that the oxide processes are being used in production by a very limited number of customers. The AvantGaard 776 was designed to integrate CMP, metrology and wafer cleaning in a single unit with both oxide and metal capability. If commercial use does not confirm the utility of the AvantGaard 676 and AvantGaard 776 for both oxide and metal processes, or if customers do not broadly adopt the AvantGaard 676 and AvantGaard 776, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

      Product or Process Development Difficulties Could Adversely Affect the Company's Results of Operations. The Company's current development efforts include the AvantGaard 876 300 mm wafer CMP systems, plasma-assisted chemical etch systems, metrology technologies, copper, and dual damascene processes. Semiconductor equipment companies often experience delays in completing advanced products and processes. In the past, the Company has experienced delays in developing new CMP tools and processes and the plasma-assisted chemical etch system. The Company cannot assure that any product in development will be completed as scheduled or that completed products or processes will be commercially adopted. Due to the complexity and sophistication of the Company's products and related automation software, the Company's products from time to time may contain defects or "bugs" which can be difficult to correct. Furthermore, as the Company continues to develop and enhance its products, there can be no assurance that the Company will be able to identify and correct defects in a timely manner. IPEC Precision may require a large amount of capital in order to commercialize its current products and products under development. If any of the Company's products currently under development are not commercialized in a timely manner, the Company could be required to write off inventory and other assets related to the development project, and the Company could lose customers and revenue. For example, the Company incurred a $17.6 million pretax asset write off in the second quarter of fiscal 1997 for discontinuance of the Avanti 672 product development program. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry.

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

      The Company is Subject to Risks Associated with International Sales. International sales accounted for approximately 49% of the Company's revenue for the quarter ended December 31, 1997. International sales accounted for approximately 27% and 28% of the Company's revenue in fiscal 1997 and 1996, respectively. The Company's international sales historically have had lower gross margins than domestic sales since these sales have been made through distributors, which purchase products from the Company at a discount to list price. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods. Margins on international sales may vary in the future depending on the level of sales made through distributors. International sales are subject to certain inherent risks, including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country.

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

      The Company's Strategy Relies on Increased Penetration of the Asian Market. The Company believes that its future success will depend in part upon continued acceptance of its products by Asian semiconductor manufacturers. This market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The current economic conditions in Asia have resulted in the inability of several Korean customers to place orders in the third and fourth quarters of fiscal 1998 and there is no assurance that such conditions will improve. Furthermore, Asian manufacturers may develop alternatives to CMP or may enhance existing manufacturing techniques such as spin-on glass and deposited glass to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron. The Company currently sells its products in Asia through sales representatives and distributors. The Company is establishing a fully-staffed Asia Pacific division to service this market. A direct presence in these markets, particularly Japan, requires the allocation of substantial management and financial resources, may adversely affect the Company's relationship with its current distributors, and may increase a number of risks related to international sales as described above.

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

      The Company's planned operations assume that a significant portion of new orders will result from demand from semiconductor manufacturers building, expanding, or retrofitting fabrication facilities for advanced multi-level semiconductor devices with design requirements of 0.35 micron and below, and there can be no assurance that such demand will exist.

      Past Acquisitions Have Adversely Affected Operating Results. The Company's growth in annual revenues from fiscal 1994 through fiscal 1996 has resulted not only from expansion of its core CMP business, but also from acquisitions in fiscal 1994 and 1996. The Company's expansion through acquisitions has resulted in significantly higher operating expenses, particularly because the Company's strategy initially has been to operate each acquired business independently, resulting in separate marketing, customer support and administrative functions. The companies acquired generally had not operated profitably before their acquisition by IPEC. IPEC Clean, acquired in fiscal 1995, has never operated profitably, was discontinued by the Company in the second quarter of fiscal 1997 and is being closed in the third quarter of fiscal 1998, resulting in a $25.0 million charge (net of taxes) in the second quarter of fiscal 1997 and a $6.7 million charge in the second quarter of fiscal 1998. IPEC Precision has only recently achieved significant revenue from shipments of production equipment. There can be no assurance that the Company will be able to integrate or operate profitably any acquired entity.

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

      Disposition of IPEC Clean May Require Significant Resources and Adversely Affect Results. The Company may dispose of or spin off portions of its business which the Company determines are not complementary to its strategy. The Company is currently in the process of shutting down IPEC Clean's operations. Such disposition efforts could absorb significant management time and adversely affect the Company's business, financial condition and results of operations.

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

      The Company Depends on its Key Personnel and Has Appointed a New Chief Executive Officer. The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel. There is intense competition for such personnel, particularly in Phoenix, Arizona, which has a relatively low unemployment rate, and the Company may experience difficulty in hiring skilled personnel. IPEC announced the appointment of Roger D. McDaniel to the position of President and Chief Executive Officer effective September 1, 1997. Mr. McDaniel will oversee all financial and operational aspects of the Company. Thomas C. McKee, IPEC's President and Chief Operating Officer from October 1995 to August 1997, remained with the Company through December 1997 as Chief Operating Officer and will serve as a consultant until February 1999. Lack of a smooth transition of financial and operational control to Mr. McDaniel, the loss of certain key employees or consultants, or the Company's inability to attract and retain new key employees could have a material adverse effect on the Company's business, financial condition and results of operations. During July and October 1996, the Company effected reductions in its work force to reduce its expenses and may do so in the future. Repeated layoffs could adversely affect the retention of employees and could adversely affect the Company's ability to hire new personnel in the future. Personnel terminations at IPEC Precision included technical personnel, who could be difficult to replace if IPEC Precision successfully markets its products and requires additional engineering staff to support customers.

      The Company Depends on Proprietary Technology, and Protection is Uncertain. The Company's success depends in significant part on the proprietary nature of its technology. Patents issued to the Company may not provide the Company with meaningful advantages and may be challenged. The two initial patents relating to the Company's single wafer rotational planarization system products (the Avanti 372M and Avanti 472) expired in September 1997. In 1993, the technology covered by these patents was licensed on a royalty-free basis to a competitor. This license was granted pursuant to a settlement arrangement in which the Company also incurred settlement obligations aggregating $1.4 million, of which $25,000 remained outstanding at December 31, 1997. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States.

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

      Certain Anti-Takeover Provisions May Discourage Change in Control. The Company had at December 31, 1997 approximately 224,000 shares of Class A Common Stock outstanding, which has four votes for each share. The majority of the Class A Common Stock is beneficially owned by Sanjeev R. Chitre, the Chairman of the Board of Directors, and a trust for the benefit of his daughter. The voting power held by the Company's officers and directors may give those individuals substantial influence over any corporate action submitted to the Company's stockholders for vote. The Company designated 50,000 shares of Series D Preferred Stock in connection with a stockholder rights plan adopted in May 1997. The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue additional Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without further vote or action by its stockholders. Pursuant to Delaware corporate law, the approval of the holders of outstanding Preferred Stock may be required for certain corporate actions. Any series of Preferred Stock which the Company may issue in the future would participate in these class voting rights and may have additional independent rights to approve certain actions. The Company is subject to Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with any "interested stockholder" as defined by that statute. This statute and the stockholder rights plan are designed to encourage potential acquirors to negotiate with the Company's Board of Directors. The voting power held by officers and directors, outstanding rights to elect members of the Company's Board of Directors, the Company's stockholder rights plan, the voting rights of outstanding Preferred Stock and Preferred Stock which may be issued in the future, the existence of Class A Common Stock and the application of Delaware General Corporation Law Section 203 could discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of Common Stock who are not officers and directors might otherwise receive a premium for their shares over then current prices, and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests.

      The Company's Common Stock Price is Volatile. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The market price of the Common Stock may be significantly affected by factors such as quarter to quarter variations in the actual or anticipated financial results of the Company or of other companies in the semiconductor industry, or in the markets served by the Company, announcements by the Company or its competitors regarding new product introductions, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. The market price of the Company's Common Stock has fluctuated substantially in recent periods, from a low of $9 1/2 on July 16, 1996 to a high of $37 11/16 on October 1, 1997. On February 10, 1998, the reported last sale price of the Company's Common Stock on the Nasdaq National Market was $15 15/16. These broad market fluctuations may adversely affect the market price of the Common Stock, and there can be no assurance that the market price of the Common Stock will not decline below current levels. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

      The Company May Need to Raise Capital on Unfavorable Terms. The Company believes that its cash and cash equivalents are sufficient to support its operation through the forseeable future. Additional new debt or equity financing may be required to fund the Company's growth. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock, and may incur substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to make continued capital investments.

      The Company Faces Year 2000 Computer Issues. In the next two years, most large companies will face potentially serious information systems and computer problems because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The Company has identified the changes required to its computer programs and hardware. The necessary modifications to the Company's centralized financial, customer, and operational information systems are expected to be completed by the end of calendar 1998. Noncentralized systems, such as software used to operate the Company's products, are currently being reviewed for Year 2000 problems. The Company is unable to predict the costs to be incurred for correction of such noncentralized systems, but expects the scope and schedule for such work to be less complex than for its centralized systems. The Company believes that Year 2000 problems will not have a material adverse effect on the Company's business, financial conditions and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) An annual meeting of stockholders of the Company was held on November 20, 1997.

      (b) The name of each director elected at the meeting is as follows:
          Sanjeev R. Chitre, Roger D. McDaniel, Harold C. Baldauf, William J. Freschi, Kenneth Levy.

      (c) The matters voted upon and the results of the voting were as follows:

          (1) The following five persons were elected as Directors at the annual meeting pursuant to the following vote:

          Nominee                  Votes For        Votes Withheld
          -------                  ---------        --------------
          Sanjeev R. Chitre        15,046,633           46,793
          Roger D. McDaniel        15,059,567           33,859
          Harold C. Baldauf        15,059,867           33,559
          William J. Freschi       15,058,067           35,359
          Kenneth Levy             15,058,333           35,093

          (2) The appointment of KPMG Peat Marwick, LLP as the independent auditors of the Company was ratified at the annual meeting pursuant to the following vote:

              Votes for:          15,046,427

              Votes Against:          17,105

              Votes Abstaining:       29,894

              Broker Non-Votes:           --

          (3) The amendments of the 1992 Stock Option Plan were approved at the annual meeting pursuant to the following vote:

              Votes For:           9,398,476

              Votes Against:       5,605,527

              Votes Abstaining:       89,423

              Broker Non-Votes:           --

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            11.1  Five Year Earnings Per Share Restatement Under SFAS 128.

      (b)   Reports on Form 8-K - None

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 10, 1998             INTEGRATED PROCESS EQUIPMENT CORP.
                                    AND SUBSIDIARIES


                                    By: /s/ John S. Hodgson
                                       -----------------------
                                        John S. Hodgson
                                        Vice President
                                         and Chief Financial Officer