Form 10-Q
period 1998-03-31
INTEGRATED PROCESS EQUIPMENT CORP
filed 1998-05-13
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

         Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of May 7, 1998, 223,675 shares of Class A Common Stock and 17,488,449 shares of Common Stock of the registrant were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    JUNE 30,         MARCH 31,
                                    ASSETS                                            1997             1998
                                                                                    ---------        ---------
                                                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                       $  40,656        $  95,125
    Accounts receivable                                                                45,590           58,416
    Inventories                                                                        44,729           64,348
    Prepaid expenses                                                                      968            2,922
    Deferred income taxes                                                              11,425           12,705
    Net assets of discontinued operations                                               2,463               --
                                                                                    ---------        ---------
       Total current assets                                                           145,831          233,516
                                                                                    ---------        ---------
Property, plant and equipment, net                                                     25,462           35,594
Intangible assets, net                                                                 11,798            9,831
Deferred income taxes                                                                  13,381           13,551
Other assets                                                                            1,593            4,695
                                                                                    ---------        ---------
                                                                                    $ 198,065        $ 297,187
                                                                                    =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                   $     124        $      --
    Current portion of long-term debt                                                  10,599            1,711
    Accounts payable                                                                   17,445           19,080
    Accrued liabilities                                                                18,567           21,896
                                                                                    ---------        ---------
       Total current liabilities                                                       46,735           42,687
Long-term debt, less current portion                                                   19,546          117,459
                                                                                    ---------        ---------
       Total liabilities                                                               66,281          160,146
                                                                                    ---------        ---------
Stockholders' equity:
Series B preferred stock, $ .01 par value per share. Nonvoting, authorized
    2,000,000 shares:
    Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 14,543 shares at June 30, 1997 and 14,408 shares
        at March 31, 1998.  Liquidation preference of $1,342                               --               --
    Series B-2 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 19,544 shares at June 30, 1997 and March 31, 1998
        Liquidation preference of $1,820                                                   --               --
    Series B-3 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 9,898 shares at June 30, 1997 and March 31, 1998
        Liquidation preference of $922                                                     --               --
Series D preferred stock, $.01 par value per share. Authorized 50,000 shares,
        1,000 votes per share; no shares issued and outstanding.  Liquidation
        preference of $120 per share                                                       --               --
Common stock, $.01 par value per share.  Authorized 50,000,000 shares;
    one vote per share; issued and outstanding 16,889,071 shares at
    June 30, 1997 and 17,460,484 shares at March 31, 1998                                 169              175
Class A common stock, $.01 par value per share.  Authorized 3,500,000 shares, four votes per share; issued and outstanding 453,057 shares at
    June 30, 1997 and 223,675 shares at March 31, 1998                                      5                2
Additional paid-in capital                                                            189,422          195,185
Accumulated deficit                                                                   (57,850)         (57,583)
Foreign currency translation adjustment                                                    38             (738)
                                                                                    ---------        ---------
       Total stockholders' equity                                                     131,784          137,041
                                                                                    ---------        ---------
                                                                                    $ 198,065        $ 297,187
                                                                                    =========        =========

See accompanying notes to condensed consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              MARCH 31,                         MARCH 31,
                                                                     --------------------------        --------------------------
                                                                       1997              1998            1997             1998
                                                                     ---------        ---------        ---------        ---------
Revenue                                                              $  37,019        $  41,314        $ 102,088        $ 150,467
Cost of goods sold                                                      20,202           27,301           59,725           87,961
                                                                     ---------        ---------        ---------        ---------
  Gross margin                                                          16,817           14,013           42,363           62,506
                                                                     ---------        ---------        ---------        ---------
Operating expenses:
    Research and development                                             5,586            8,706           17,536           23,756
    Selling, general and administrative                                  7,761            8,731           20,878           26,299
    Program discontinuance charge                                           --               --           17,601               --
                                                                     ---------        ---------        ---------        ---------
       Total operating expenses                                         13,347           17,437           56,015           50,055
                                                                     ---------        ---------        ---------        ---------
       Operating income (loss)                                           3,470           (3,424)         (13,652)          12,451
Other income (expense):
    Interest income                                                        203            1,451              406            3,238
    Interest expense                                                      (237)          (1,939)          (1,410)          (4,365)
    Other, net                                                              (3)              (1)             256               16
                                                                     ---------        ---------        ---------        ---------
       Total other income (expense)                                        (37)            (489)            (748)          (1,111)
                                                                     ---------        ---------        ---------        ---------
       Income (loss) from continuing operations before income taxes      3,433           (3,913)         (14,400)          11,340
Income tax expense (benefit)                                             1,305           (1,448)          (4,844)           4,163
                                                                     ---------        ---------        ---------        ---------
       Income (loss) from continuing operations                          2,128           (2,465)          (9,556)           7,177

Discontinued operations:
    Loss from operations of IPEC Clean, Inc., net of taxes                  --               --           (3,614)              --
    Loss on disposal of IPEC Clean, Inc., net of taxes                      --               --          (24,950)          (6,664)
                                                                     ---------        ---------        ---------        ---------
       Net loss from discontinued operations                                --               --          (28,564)          (6,664)
                                                                     ---------        ---------        ---------        ---------
       Net income (loss)                                                 2,128           (2,465)         (38,120)             513
Cumulative dividends on preferred stock                                    (61)             (61)            (223)            (183)
                                                                     ---------        ---------        ---------        ---------
  Net income (loss) attributable to common stockholders              $   2,067        $  (2,526)       $ (38,343)       $     330
                                                                     =========        =========        =========        =========
Earnings (loss) from continuing operations per common share:
   Basic                                                             $     .13        $    (.14)       $    (.65)       $     .40
                                                                     =========        =========        =========        =========
   Diluted                                                           $     .12        $    (.14)       $    (.65)       $     .37
                                                                     =========        =========        =========        =========
Net earnings (loss) per common share:
   Basic                                                             $     .13        $    (.14)       $   (2.53)       $     .02
                                                                     =========        =========        =========        =========
   Diluted                                                           $     .12        $    (.14)       $   (2.53)       $     .02
                                                                     =========        =========        =========        =========
Shares used in basic per share calculation                              15,772           17,642           15,154           17,564
                                                                     =========        =========        =========        =========
Shares used in diluted per share calculation                            18,062           17,642           15,154           19,141
                                                                     =========        =========        =========        =========

See accompanying notes to condensed consolidated financial statements.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                         Series B                                  Class A                                Foreign
                                      Preferred Stock      Common Stock          Common Stock    Additional               Currency
                                     -----------------  -------------------  ------------------    Paid-In   Accumulated Translation
                                     Shares    Amount    Shares      Amount   Shares    Amount     Capital    Deficit    Adjustment
                                     -------   -------  ----------  -------  --------   -------   ---------   --------     -------
Balance -
  June 30, 1997                       43,985   $    --  16,889,071  $   169   453,057   $     5   $ 189,422   $(57,850)    $    38
Net income                                --        --          --       --        --        --          --        513          --
Conversion of Series B
  Preferred Stock                       (135)       --       1,692       --        --        --          --         --          --
Conversion of Class A
  Common Stock                            --        --     229,382        3  (229,382)       (3)         --         --          --
Exercise of Stock Options
 (including tax benefits of $1,343)       --        --     295,637        3        --        --       6,023         --          --
Employee Stock Purchase Plan              --        --      44,702       --        --        --         770         --          --
Unearned compensation, net                --        --          --       --        --        --      (1,030)        --          --
Cumulative translation adjustment         --                    --       --        --        --          --         --        (776)
Dividends Paid                            --        --          --       --        --        --          --       (246)         --
                                     -------   -------  ----------  -------  --------   -------   ---------   --------     -------
Balance -
   March 31, 1998                     43,850   $    --  17,460,484  $   175   223,675   $     2   $ 195,185   $(57,583)    $  (738)
                                     =======   =======  ==========  =======  ========   =======   =========   ========     =======

See accompanying notes to condensed consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       MARCH 31,
                                                                  --------------------
Cash flows from operating activities:                               1997       1998
                                                                  --------   ---------
 Net income (loss)                                                $(38,120)  $     513
 Adjustments to reconcile net income (loss) to net
  cash (used in) operating activities:
   Program discontinuance charge                                    17,601          --
   Loss on disposal of IPEC Clean, net of taxes                     24,950       6,664
   Depreciation and amortization                                     8,378       8,168
   Deferred tax expense (benefit)                                  (11,162)      3,807
   Changes in assets and liabilities:
    (Increase) in accounts receivable                              (15,877)    (11,972)
    (Increase) in inventories                                      (20,523)    (20,349)
    (Increase) in prepaid expenses and other assets                   (356)     (1,237)
    Increase in accounts payable                                     1,982       1,580
    Increase (decrease) in accrued liabilities                       4,968      (3,750)
    (Increase) decrease in net assets of discontinued operations       836        (802)
                                                                  --------   ---------
     Net cash used in operating activities                         (27,323)    (17,378)
                                                                  --------   ---------
Cash flows from investing activities:
 Purchases of property and equipment                                (2,579)    (15,863)
 Proceeds from sale of property and equipment                       20,417          --
                                                                  --------   ---------
     Net cash provided by (used in) investing activities            17,838     (15,863)
                                                                  --------   ---------
Cash flows from financing activities:
 Proceeds from long-term debt                                        4,407     111,181
 Repayment of long-term debt                                       (17,195)    (26,748)
 Repayment of notes payable                                         (1,356)       (124)
 Payment of preferred stock dividends                                 (558)       (246)
 Net proceeds from issuance of Series C preferred stock             23,400          --
 Net proceeds from issuance of common stock and warrants             8,024       4,423
                                                                  --------   ---------
     Net cash provided by financing activities                      16,722      88,486
                                                                  --------   ---------
Effect of exchange rate changes on cash                                 36        (776)
                                                                  --------   ---------
Net increase in cash and cash equivalents                            7,273      54,469
Cash and cash equivalents, beginning of period                      11,325      40,656
                                                                  --------   ---------
Cash and cash equivalents, end of period                          $ 18,598   $  95,125
                                                                  ========   =========
Supplemental disclosure of cash flow information:
 Cash paid for interest during the period                         $  1,644   $   4,124
                                                                  ========   =========
Supplemental disclosure of noncash activities:
 Retirement of Class B 6% cumulative convertible preferred stock  $   (500)  $      --
                                                                  ========   =========

See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PREPARATION:

         The accompanying condensed consolidated financial statements as of March 31, 1998 and for the three month and nine month periods ended March 31, 1998 are unaudited; however, in the opinion of the management of Integrated Process Equipment Corp. ("IPEC") and subsidiaries (the "Company"), such statements include all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of the information presented therein. The condensed consolidated balance sheet as of June 30, 1997 was derived from the audited financial statements at such date.

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

         The following table reconciles the numerators and denominators of the basic and diluted EPS computations from continuing operations and net income attributable to common stockholders for the three and nine month periods ended March 31, 1998 and 1997.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                      Three Months Ended     Nine Months Ended
                                                                           March 31,             March 31,
                                                                        1997       1998       1997       1998
                                                                      --------   --------   --------   --------
BASIC EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE:
     Net income (loss) from continuing operations                     $  2,128   ($ 2,465)  ($ 9,556)  $  7,177
     Cumulative dividend on preferred stock                                (61)       (61)      (223)      (183)
                                                                      --------   --------   --------   --------
         Net income (loss) from continuing operations
              attributable to common stockholders                     $  2,067   ($ 2,526)  ($ 9,779)  $  6,994
                                                                      ========   ========   ========   ========
         Weighted average number of
              shares outstanding                                        15,772     17,642     15,154     17,564
                                                                      ========   ========   ========   ========
         Basic earnings (loss) from continuing
              operations per share                                    $   0.13   ($  0.14)  ($  0.65)  $   0.40
                                                                      ========   ========   ========   ========
DILUTED EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE:
     Net income (loss) from continuing operations attributable to     $  2,067   ($ 2,526)  ($ 9,779)  $  6,994
          common stockholders
     Add back:  Cumulative dividend on preferred stock                      61        N/A        N/A        183
                                                                      --------   --------   --------   --------
                                                                      $  2,128   ($ 2,526)  ($ 9,779)  $  7,177
                                                                      --------   --------   --------   --------
     Weighted average number of
          shares outstanding                                            15,772     17,642     15,154     17,564
     Add:  Shares of Series B Convertible
          Preferred Stock assuming conversion                              554        N/A        N/A        552
     Add:  Treasury stock adjustment                                     1,736        N/A        N/A      1,025
                                                                      --------   --------   --------   --------
     Weighted average number of shares
          used to compute diluted earnings
          (loss) per share                                              18,062     17,642     15,154     19,141
                                                                      ========   ========   ========   ========
     Diluted earnings (loss) per share                                $   0.12   ($  0.14)  ($  0.65)  $   0.37
                                                                      ========   ========   ========   ========
BASIC NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss) attributable
          to common stockholders                                      $  2,067   $ (2,526)  $(38,343)  $    330
                                                                      ========   ========   ========   ========
     Weighted average number of
          shares outstanding                                            15,772     17,642     15,154     17,564
                                                                      ========   ========   ========   ========
     Basic net income (loss)
          per common share                                            $   0.13   ($  0.14)  ($  2.53)  $   0.02
                                                                      ========   ========   ========   ========
DILUTED NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss)                                                $  2,067   ($ 2,526)  ($38,343)  $    330
     Add back: Cumulative dividend on preferred shares                      61        N/A        N/A        N/A
                                                                      --------   --------   --------   --------
     Net income (loss) used in computation                            $  2,128   ($ 2,526)  ($38,343)  $    330
                                                                      ========   ========   ========   ========
     Weighted average number of
          shares outstanding                                            15,772     17,642     15,154     17,564
     Add:  Shares of Series B Convertible
          Preferred Stock assuming conversion                              554        N/A        N/A        N/A
     Add:  Treasury stock adjustment                                     1,736        N/A        N/A        N/A
                                                                      --------   --------   --------   --------
     Weighted average number of shares
          used to compute diluted earnings
          (loss) per share                                              18,062     17,642     15,154     17,564
                                                                      ========   ========   ========   ========
     Diluted earnings (loss) per share                                $   0.12   ($  0.14)  ($  2.53)  $   0.02
                                                                      ========   ========   ========   ========

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INVENTORIES:

         Inventories are summarized as follows (in thousands):

                                                      June 30, 1997 March 31, 1998
                                                      ------------- --------------
                                                                     (Unaudited)
Raw materials                                           $ 35,977       $ 51,868
Work in process                                           18,182         22,568
Finished goods                                             3,549          1,577
                                                        --------       --------
                                                          57,708         76,013
Less inventory obsolescence reserve                      (12,979)       (11,665)
                                                        --------       --------
                                                        $ 44,729       $ 64,348
                                                        ========       ========

DISCONTINUED OPERATIONS:

         In the second quarter of fiscal 1997, the Company announced its decision to focus its resources on the manufacturing of CMP and CMP-related equipment. As a result of this decision, the Company adopted a plan for the disposition by sale of IPEC Clean by December 31, 1997.

         IPEC Clean has been accounted for as a discontinued operation, and accordingly its operations are segregated for all periods presented in the accompanying statements of operations. Revenue, related losses and income tax benefits associated with the discontinued operation for the nine month period ended March 31, 1997 is as follows:

                                                                    Nine Months Ended
                                                                     March 31, 1997
                                                                     --------------
                                                                (in thousands, unaudited)
Revenue                                                                 $ 4,609
                                                                        =======
Loss from operations before income taxes                                 (5,495)
Income tax benefit                                                       (1,881)
                                                                        -------
Net loss from discontinued operations                                   $(3,614)
                                                                        =======

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

         Following the decision to dispose of IPEC Clean in calendar 1997, the Company entered into negotiations to sell its remaining assets. The deteriorating business climate in the Pacific Rim resulted in customers delaying expected purchases from IPEC Clean and the Company was unable to consummate a sale. The Company closed IPEC Clean in the three month period ended March 31, 1998 and is in the process of disposing of its assets. A pre-tax charge of $10.6 million to write down accounts receivable, inventory, equipment and other assets to liquidation value and to record additional liabilities was recorded in the three months ended December 31, 1997. The tax benefit associated with these charges was $3.9 million.

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

         Proceeds have been utilized primarily for working capital purposes and to repay the balance of the Company's revolving line of credit, described below. Remaining portions of proceeds may be used to expand the Company's sales and service operations in Asia, to expand IPEC Precision's facilities and for general corporate purposes including working capital and research and development. Pending such uses, the Company intends to invest the net proceeds in interest-bearing, investment grade securities. Debt issuance costs of $4.0 million incurred in connection with the private placement have been included in other assets and are being amortized over seven years.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, the Company received a $10.0 million term loan and a $20.0 million revolving loan facility, since modified to $15.0 million, to provide working capital for general corporate purposes. The loan agreement was further modified to allow an increase of the revolving loan facility from $15.0 million to $20.0 million from the beginning of the last week of each fiscal quarter through the end of the first week of the subsequent quarter. If the Company is unable to qualify for the entire commitment amount under its borrowing base, the Company may nonetheless borrow the amount for which it would not otherwise qualify, by pledging with the bank dollar for dollar security in the form of cash equivalents or marketable securities. The borrowing base for the revolving loan facility consists of eighty percent of eligible accounts receivable as defined by the agreement. At June 30, 1997, the eligible borrowing base was $23.7 million, of which $20.0 million was borrowed. An additional $5.0 million was borrowed under the modification to the loan agreement and $5.0 million of cash equivalents were pledged as restricted cash collateral for this borrowing. At March 31, 1998 there were no amounts outstanding under this loan agreement.

         The facility bears interest at the Company's option at the prime rate plus .25% or LIBOR plus 2.75%. The revolving loan facility was modified in April 1997 and extended until June 1998 with an option to renew the facility for a one year period which the Bank must approve. If the revolving credit facility expires, the Company is obligated to repay the outstanding balance in twelve equal monthly payments of principal plus interest. The revolving loan facility is secured by a first lien on all assets of the Company and its subsidiaries. The $10 million term loan was repaid in the second quarter of fiscal 1997.

         The terms of the loan agreement include various covenants, which, among other things, include maintenance of certain financial ratios, limit the amount of dividends that can be paid to common stockholders and limit acquisitions of treasury stock. The Company was in compliance with these covenants at June 30, 1997 and March 31, 1998.

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

         IPEC incurred net losses of $2.5 million, $33.7 million and $10.7 million in the three months ended March 31, 1998, fiscal 1997 and fiscal 1996, respectively, compared to net income of $599,000 in fiscal 1995. The Company's loss in the three month period ended March 31, 1998 resulted from a reduction in revenue due to the inability of certain customers in Asia to obtain satisfactory financing terms and a downturn in the silicon wafer industry which limited sales of wafer shaping equipment. The Company's fiscal 1997 net loss resulted from a $25.0 million charge (net of taxes) for estimated losses on disposal of IPEC Clean, a $3.6 million loss (net of taxes) from IPEC Clean operations in fiscal 1997 and a $17.6 million pretax charge for asset write downs due to the discontinuation of the Avanti 672 program development effort. The Company's fiscal 1996 net loss resulted from a one-time pretax charge of $37.0 million for in-process research and development in connection with the acquisitions of IPEC Planar Portland and IPEC Precision. See "Factors Affecting Operating Results -- Operating Results Are Subject to Quarterly Fluctuations for Varied Reasons."

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

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, orders, operating margins, expenses, cost-containment measures, disposal of IPEC Clean, and cash needs. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results" below. The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the results of operations for the Company expressed as a percentage of total revenue.

                                                                         PERCENT OF TOTAL REVENUE
                                                                     --------------------------------
                                                                   THREE MONTHS ENDED NINE MONTHS ENDED
                                                                        MARCH 31,         MARCH 31,
                                                                     --------------    --------------
                                                                     1997     1998     1997     1998
                                                                     -----    -----    -----    -----
Revenue                                                              100.0%   100.0%   100.0%   100.0%
Cost of goods sold                                                    54.6%    66.1%    58.5%    58.5%
                                                                     -----    -----    -----    -----
       Gross margin                                                   45.4%    33.9%    41.5%    41.5%
                                                                     -----    -----    -----    -----
Operating expenses:
    Research and development                                          15.1%    21.1%    17.2%    15.8%
    Selling, general and administrative                               21.0%    21.1%    20.5%    17.5%
     Program discontinuance charge                                      --       --     17.2%      --
                                                                     -----    -----    -----    -----
       Total operating expenses                                       36.1%    42.2%    54.9%    33.3%
                                                                     -----    -----    -----    -----
       Operating income (loss)                                         9.3%    (8.3%)  (13.4%)    8.2%
Other income (expense):
    Interest income                                                     .5%     3.5%      .4%     2.2%
    Interest expense                                                   (.6%)   (4.7%)   (1.4%)   (2.9%)
    Other, net                                                          --       --       .3%      --
                                                                     -----    -----    -----    -----
       Total other income (expense)                                    (.1%)   (1.2%)    (.7%)    (.7%)
                                                                     -----    -----    -----    -----
       Income (loss) from continuing operations before income taxes    9.2%    (9.5%)  (14.1%)    7.5%
Income tax expense (benefit)                                           3.5%    (3.5%)   (4.7%)    2.8%
                                                                     -----    -----    -----    -----
       Income (loss) from continuing operations                        5.7%    (6.0%)   (9.4%)    4.7%
 Discontinued operations:
     Loss from operations of IPEC Clean, net of taxes                   --       --     (3.5%)     --
     Loss on  disposal of IPEC Clean, net of taxes                      --       --    (24.4%)   (4.4%)
                                                                     -----    -----    -----    -----
       Net (loss) from discontinued operations                          --       --    (27.9%)   (4.4%)
                                                                     -----    -----    -----    -----
       Net income (loss)                                               5.7%    (6.0%)  (37.3%)     .3%
                                                                     =====    =====    =====    =====

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

         Revenue. Revenue was $41.3 million for the quarter ended March 31, 1998 compared to $37.0 million for the quarter ended March 31, 1997. The 12% growth in revenue has resulted primarily from the sale of the Company's high throughput systems, the AvantGaard 676 and 776, which have higher average selling prices than the older Avanti 372M and 472 systems. Additionally, in the quarter ended March 31, 1997 the Company was beginning to recover from an industrywide slowdown in semiconductor shipments in the first half of fiscal 1997. Revenue for the quarter ended March 31, 1998 was 29% lower than the previous record level quarter ended December 31, 1997. This resulted from a reduction in revenues from Asia, particularly Korea, where customers have been unable to arrange for satisfactory financing terms and a downturn in the silicon wafer industry, which limited sales of wafer shaping equipment. The Company anticipates lower revenue levels in the fourth quarter of fiscal 1998 compared to the quarter ended December 31, 1997 as a result of these economic conditions. Revenue from international sales represented 51% and 35% of total revenues for the quarters ended March 31, 1998 and 1997, respectively.

         Cost of goods sold. Cost of goods sold increased as a percentage of revenue to 66.1% for the quarter ended March 31, 1998 from 54.6% for the quarter ended March 31, 1997. This resulted from several factors. First, an increase of international sales to distributors occurred in the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. This resulted in higher sales discounts and lower gross margins. Second, increased fixed manufacturing and field service expenses were incurred to build, support and service new products. Third, increased expenses for product installation and process acceptance were encountered for the Company's AvantGaard 676 and 776 products in the quarter ended March 31, 1998. Because revenues are not expected to return to second quarter 1998 levels until industry conditions improve, cost of goods sold as a percentage of revenue is expected to remain high, adversely affecting gross margins.

         Research and development. Research and development expense increased 56% to $8.7 million for the quarter ended March 31, 1998 from $5.6 million for the quarter ended March 31, 1997. Expenditures are being incurred to further develop the AvantGaard 676 and the AvantGaard 776 which includes an integrated cleaner. Additional efforts are continuing to develop a 300 mm integrated CMP system (the AvantGaard 876), plasma-assisted chemical etch systems, metrology technologies, copper, and dual damascene CMP processes. The Company believes these projects are critical to future success in the CMP marketplace and intends to continue these programs through the Asian economic slowdown.

         Selling, general and administrative. Selling, general and administrative expenses increased 12% to $8.7 million for the quarter ended March 31, 1998 from $7.8 million for the quarter ended March 31, 1997. The increase has resulted primarily from a higher level of sales activity and an expanded international presence when compared to the quarter ended March 31, 1997. A $.4 million charge was incurred for costs in connection with a withdrawn equity offering during the quarter ended March 31, 1997. Selling, general and administrative expense as a percentage of total revenue remained constant at 21% for the quarters ended March 31, 1998 and 1997. Due to current conditions in the semiconductor industry, particularly in Asia, the Company initiated cost-containment measures in the fourth quarter of fiscal 1998, including salary cuts among senior management, mandatory vacations and certain project cost reductions. These cost-containment measures are not expected to significantly improve operating results during fiscal 1998.

         Interest income and interest expense. Interest income increased to $1.5 million for the quarter ended March 31, 1998 from $.2 million for the quarter ended March 31, 1997. Interest expense increased to $1.9 million for the quarter ended March 31, 1998 from $.2 million for the quarter ended March 31, 1997. Higher amounts of interest income and expense have resulted from invested proceeds related to the $115.0 million 6.25% Convertible Subordinated Note financing completed in September 1997 and the related interest costs of the debt.

         Income tax expense. Income tax benefit for the quarter ended March 31, 1998 was $1.4 million compared to a tax expense of $1.3 million for the quarter ended March 31, 1997. The effective tax expense (benefit) rates were (37%) and 38% for the quarters ended March 31, 1998 and 1997, respectively. Differences in the effective tax rates result primarily from a lower anticipated Federal income tax rate due to increased research and development tax credits.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

         Revenue. Revenue was $150.5 million for the nine months ended March 31, 1998 compared to $102.1 million for the nine months ended March 31, 1997. The 47% increase in revenue has resulted primarily from two factors. First, the Company has sold more of its high throughput systems, the AvantGaard 676 and 776, which have higher average selling prices than the older Avanti 372M and 472 systems. Second, there was an industrywide slowdown in semiconductor equipment shipments in the first half of fiscal 1997. Revenue from international sales represented 43% and 36% of total revenue for the nine months ended March 31, 1998 and 1997, respectively. The Company expects that revenue for the quarter ended June 30, 1998 will be below revenue levels that were attained in each of the first two quarters of fiscal 1998.

         Cost of goods sold. Cost of goods sold as a percentage of revenue was 58.5% for both the nine month periods ended March 31, 1998 and 1997. Increased foreign sales to distributors and higher costs of installation, primarily for AvantGaard 676 and 776 products in the quarter ended March 31, 1998, adversely affected gross profit margins. Additional costs were incurred in the nine months ended March 31, 1997 as a result of costs associated with repositioning of the Avanti 672 for wafer polishing in the first quarter of fiscal 1997 and the allocation of certain fixed costs across lower revenue. A $1.1 million increase in cost of goods sold in the nine months ended March 31, 1997 also resulted from the acceleration of certain orders into the first three quarters of fiscal 1997.

         Research and development. Research and development expense increased 35% to $23.8 million for the nine months ended March 31, 1998 from $17.5 million for the nine months ended March 31, 1997. Expenditures were incurred to further develop the AvantGaard 676 and the AvantGaard 776 which includes an integrated cleaner. Research and development expense for the nine months ended March 31, 1997 included expenditures for the development of the Avanti 672 CMP tool through December 31, 1996. This program was discontinued in the second quarter of fiscal 1997.

         Selling, general and administrative. Selling, general and administrative expense increased 26% to $26.3 million for the nine months ended March 31, 1998 from $20.9 million for the nine months ended March 31, 1997. The $5.4 million increase resulted primarily from a higher level of sales activity and an increased international presence in the nine months ended March 31, 1998 compared to March 31, 1997. Additionally, for the nine months ended March 31, 1997, selling, general and administrative expenses were offset by a $.9 million benefit resulting from adjustments for both the acquisitions of Westech Systems, Inc. and GAARD Automation, Inc.

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

         Interest income and interest expense. Interest income increased to $3.2 million for the nine months ended March 31, 1998 from $.4 million for the nine months ended March 31, 1997. Interest expense increased to $4.4 million for the nine months ended March 31, 1998 from $1.4 million for the nine months ended March 31, 1997. Higher amounts of interest income and expense have resulted from invested proceeds related to the $115.0 million 6.25% Convertible Subordinated Note financing completed in September 1997 and the related interest costs of the debt.

         Income tax expense. Income tax expense for the nine months ended March 31, 1998 was $4.2 million compared to a tax benefit of $4.8 million for the nine months ended March 31, 1997. The effective tax (benefit) rates were 37% and (34%) for the nine months ended March 31, 1998 and 1997, respectively. Differences in the effective tax rates result primarily from adjustments for deferred taxes and state taxes.

         Net loss from discontinued operations. As a result of the Company's decision to focus on CMP and CMP-related products, the Company decided to discontinue the operations of IPEC Clean. The operating results of IPEC Clean were segregated from the continuing operations of the Company and reported separately as discontinued operations. The loss recorded for the nine months ended March 31, 1997 amounted to a $3.6 million operating loss, net of taxes, and a $25.0 million charge, net of taxes, for the estimated loss on disposal of IPEC Clean. The Company recorded an additional write-down of the net assets of IPEC Clean, net of taxes, of $6.7 million in the quarter ended December 31, 1997. The Company has closed IPEC Clean and is now in the process of liquidating its assets.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity include cash and cash equivalents of $95.1 million as of March 31, 1998, an increase of $54.5 million from June 30, 1997. The increase in cash and cash equivalents during the nine months ended March 31, 1998 resulted from the private placement of $115.0 million of 6.25% Convertible Subordinated Notes due in 2004. The Notes can be converted after ninety days from the original issuance into the Company's common stock at a conversion price of $39.00 per share. The Notes are not redeemable by the Company prior to September 20, 2000.

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

         As of March 31, 1998, the Company had $190.8 million of working capital compared to $99.1 million as of June 30, 1997. The Company's accounts receivable increased to $58.4 million as of March 31, 1998 compared to $45.6 million at June 30, 1997. The increase in accounts receivable was primarily due to a higher level of sales activity to date in fiscal 1998 compared to the fourth quarter of fiscal 1997, favorable credit terms granted to certain international customers and to customers purchasing initial AvantGaard 676 and 776 systems. The Company's inventory increased to $64.3 million as of March 31, 1998 compared to $44.7 million as of June 30, 1997. This was primarily due to an increase in production of the Company's AvantGaard 676 and 776 systems, increased levels of manufacturing at IPEC Precision and lower revenues in the quarter ended March 31, 1998 resulting from an economic slowdown in Asia.

         The Company's property, plant and equipment increased $10.1 million to $35.6 million as of March 31, 1998 from $25.5 million as of June 30, 1997, primarily due to additions of testing and demonstration equipment related to the AvantGaard 676, 776, and 876 systems.

         Total long-term debt increased to $119.2 million as of March 31, 1998 from $30.1 million as of June 30, 1997 as a result of the issuance of $115.0 million of Convertible Subordinated Notes described above. Total long-term debt as a percentage of stockholders' equity increased to 87% as of March 31, 1998 from 23% as of June 30, 1997. The Company also has $15.0 million available under a revolving loan facility with a bank. As of March 31, 1998 there were no amounts outstanding under this facility.

         The Company believes that its cash and cash equivalents will be sufficient to fund its operations for the foreseeable future. The Company's cash needs depend on, among other things, whether its sales continue to expand, which would require greater investments in working capital, and on whether the Company is forced by competitive pressures and commercial terms to continue or increase extended terms for accounts receivable and whether the Company acquires other companies or businesses. If the Company requires additional cash, there can be no assurance that such additional financing will be available when needed or, if available, will be available on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities which could result in substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to invest in capital equipment and working capital.

FACTORS AFFECTING OPERATING RESULTS

         The Company's Limited Operating History Has Involved Annual and Quarterly Losses. Prior to the Company's acquisition of IPEC Planar Phoenix in fiscal 1994, the Company did not have significant revenue. The Company had net losses in fiscal 1996, 1997, the three months ended December 31, 1997 and the three months ended March 31, 1998 of $10.7 million, $33.7 million, $1.7 million and $2.5 million, respectively. Operating results in fiscal 1997 include a net loss of approximately $36.9 million in the second quarter of fiscal 1997, due to charges (net of taxes) of approximately $40.2 million for discontinuation of the business of IPEC Clean and of a research and development program. Operating results for the three months ended December 31, 1997 include a charge of $6.7 million (net of taxes) for the remaining unsold net assets of IPEC Clean. Operating results for the three months ended March 31, 1998 were adversely affected by reduced revenues due to the inability of certain customers in Asia to obtain satisfactory financing and a downturn in the silicon wafer industry which limited sales of wafer shaping equipment. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will be profitable in future periods.

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

         The Company has experienced adverse effects from some of these factors in the past and may experience them in the future. In the second quarter of fiscal 1996, the Company incurred net losses due to one-time charges associated with the IPEC Planar Portland and IPEC Precision acquisitions. The Company incurred a loss in the first quarter of fiscal 1997, primarily due to a decline in demand for semiconductor capital equipment, the Company's lack of a high-throughput oxide process CMP system, unprofitable operations at IPEC Precision and increased cost of goods sold resulting from the issuance of warrants to a major customer as described below. The Company incurred a net loss in the second quarter of fiscal 1997, due to a $25.0 million charge (net of taxes) for estimated losses on disposal of IPEC Clean and a $17.6 million pretax charge for asset write-downs due to discontinuation of the Company's Avanti 672 product development effort. The Company incurred a net loss in the second quarter of fiscal 1998 due to a $6.7 million charge (net of taxes) for the remaining unsold net assets of IPEC Clean. The semiconductor equipment market experienced an industry-wide slowdown in the second half of calendar 1996, which adversely affected sales of the Company's CMP polishing equipment. The Company's revenue from sales of CMP equipment in each of the first three quarters of fiscal 1997 was lower than such revenue in each of the first three quarters of fiscal 1996. Fiscal 1997 revenue was below fiscal 1996 revenue. The current economic conditions in Asia have resulted in the inability of several Korean customers to obtain satisfactory financing terms to enable them to place orders in the third quarter of fiscal 1998 and the Company believes these customers will be unable to place orders in the fourth quarter of fiscal 1998. The Company incurred losses in the third quarter of fiscal 1998 as a result of this decrease in anticipated orders and anticipates lower revenues in the fourth quarter of fiscal 1998 compared to the quarter ended December 31, 1997. Gross margins in the fourth quarter of fiscal 1998 are not expected to improve significantly over third quarter levels due to the distribution of fixed costs over a smaller revenue base. While the Company has initiated cost-containment measures, the measures are not expected to significantly improve operating results in fiscal 1998. Accordingly, the Company may experience losses until industry conditions improve.

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

         The Company's future results also depend on sales of IPEC Precision's products, which are currently oriented toward semiconductor wafer manufacturers and have not been widely adopted by these or other semiconductor industry customers. The current global oversupply of silicon wafers may adversely affect sales of wafer shaping equipment to silicon wafer manufacturers. There can be no assurance that customers will accept these products or that these products can be sold profitably or in volume.

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

         The Company is Subject to Risks Associated with International Sales. International sales accounted for approximately 51% of the Company's revenue for the quarter ended March 31, 1998. International sales accounted for approximately 27% and 28% of the Company's revenue in fiscal 1997 and 1996, respectively. The Company's international sales historically have had lower gross margins than domestic sales since these sales have been made through distributors, which purchase products from the Company at a discount to list price. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods. Margins on international sales may vary in the future depending on the level of sales made through distributors. International sales are subject to certain inherent risks, including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The export of the Company's products to certain countries is limited by law. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country.

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

         The Company's Strategy Relies on Increased Penetration of the Asian Market. The Company believes that its future success will depend in part upon continued acceptance of its products by Asian semiconductor manufacturers. This market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The current economic conditions in Asia have resulted in the inability of several Korean customers to obtain satisfactory financing terms to enable them to place orders in the third quarter of fiscal 1998 and the Company believes these customers will be unable to place orders in the fourth quarter of fiscal 1998. There is no assurance that such conditions will improve. Furthermore, Asian manufacturers may develop alternatives to CMP or may enhance existing manufacturing techniques to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron. The Company currently sells its products in Asia through sales representatives and distributors. The Company is establishing a fully-staffed Asia Pacific division to service this market. A direct presence in these markets, particularly Japan, requires the allocation of substantial management and financial resources, may adversely affect the Company's relationship with its current distributors, and may increase a number of risks related to international sales as described above.

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

         Past Acquisitions Have Adversely Affected Operating Results. The Company's growth in annual revenues from fiscal 1994 through fiscal 1996 has resulted not only from expansion of its core CMP business, but also from acquisitions in fiscal 1994 and 1996. The Company's expansion through acquisitions has resulted in significantly higher operating expenses, particularly because the Company's strategy initially has been to operate each acquired business independently, resulting in separate marketing, customer support and administrative functions. The companies acquired generally had not operated profitably before their acquisition by IPEC. IPEC Clean, acquired in fiscal 1995, has never operated profitably, was discontinued by the Company in the second quarter of fiscal 1997 and closed in the third quarter of fiscal 1998, resulting in a $25.0 million charge (net of taxes) in the second quarter of fiscal 1997 and a $6.7 million charge in the second quarter of fiscal 1998. IPEC Precision has only recently achieved significant revenue from shipments of production equipment. There can be no assurance that the Company will be able to integrate or operate profitably any acquired entity.

         IPEC Precision Joint Development Program May Require Significant Resources and Adversely Affect Results. The Company has entered into an agreement with MEMC to develop a family of wafer shaping tools using IPEC Precision's plasma-based planarization and metrology technology. IPEC Precision and MEMC have established an LLC which will own the intellectual property developed and license it to IPEC Precision. IPEC Precision will share expenses related to the joint development program and pay royalties to the LLC on the sale of newly developed plasma wafer shaping tools. There can be no assurance that the joint development program will be successful. IPEC Precision's products have only been sold to a limited number of customers and have not been widely accepted by silicon wafer manufacturers.

         Disposition of IPEC Clean May Require Significant Resources and Adversely Affect Results. The Company may dispose of or spin off portions of its business which the Company determines are not complementary to its strategy. The Company closed IPEC Clean's operations in the third quarter of fiscal 1998 and is currently disposing of its assets. Such disposition efforts could absorb significant management time and adversely affect the Company's business, financial condition and results of operations.

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

         The Company Depends on its Key Personnel. The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel. There is intense competition for such personnel, particularly in Phoenix, Arizona, which has a relatively low unemployment rate, and the Company may experience difficulty in hiring skilled personnel. During July 1996, October 1996 and April 1998, the Company effected reductions in its work force to reduce its expenses and may do so in the future. Repeated layoffs could adversely affect the retention of employees and could adversely affect the Company's ability to hire new personnel in the future. Personnel terminations at IPEC Precision included technical personnel, who could be difficult to replace if IPEC Precision successfully markets its products and requires additional engineering staff to support customers.

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

         Certain Anti-Takeover Provisions May Discourage Change in Control. The Company had at March 31, 1998 approximately 224,000 shares of Class A Common Stock outstanding, which has four votes for each share. The majority of the Class A Common Stock is beneficially owned by Sanjeev R. Chitre, the Chairman of the Board of Directors, and a trust for the benefit of his daughter. The voting power held by the Company's officers and directors may give those individuals substantial influence over any corporate action submitted to the Company's stockholders for vote. The Company designated 50,000 shares of Series D Preferred Stock in connection with a stockholder rights plan adopted in May 1997. The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue additional Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without further vote or action by its stockholders. Pursuant to Delaware corporate law, the approval of the holders of outstanding Preferred Stock may be required for certain corporate actions. Any series of Preferred Stock which the Company may issue in the future would participate in these class voting rights and may have additional independent rights to approve certain actions. The Company is subject to Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with any "interested stockholder" as defined by that statute. This statute and the stockholder rights plan are designed to encourage potential acquirors to negotiate with the Company's Board of Directors. The voting power held by officers and directors, outstanding rights to elect members of the Company's Board of Directors, the Company's stockholder rights plan, the voting rights of outstanding Preferred Stock and Preferred Stock which may be issued in the future, the existence of Class A Common Stock and the application of Delaware General Corporation Law Section 203 could discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of Common Stock who are not officers and directors might otherwise receive a premium for their shares over then current prices, and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests.

         The Company's Common Stock Price is Volatile. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The market price of the Common Stock may be significantly affected by factors such as quarter to quarter variations in the actual or anticipated financial results of the Company or of other companies in the semiconductor industry, or in the markets served by the Company, announcements by the Company or its competitors regarding new product introductions, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. The market price of the Company's Common Stock has fluctuated substantially in recent periods. These broad market fluctuations may adversely affect the market price of the Common Stock, and there can be no assurance that the market price of the Common Stock will not decline below current levels. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None.

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on January 27, 1998 reporting (under Item 5) earnings for the quarter ended December 31, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 1998                           INTEGRATED PROCESS EQUIPMENT CORP.
                                                      AND SUBSIDIARIES

                                             By:   /s/ John S. Hodgson
                                                   -------------------
                                                   John S. Hodgson
                                                    Vice President
                                                     and Chief Financial Officer