Form 10-K
period 1998-06-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1998-09-25
CIK 882389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

(Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on September 15, 1998 was approximately $122.3 million, based upon the closing price of such stock on that date.

     As of September 23, 1998, 17,839,793 shares of Common Stock and 7,186 shares of Class A Common Stock of the registrant were outstanding. The Common Stock and Class A Common Stock are essentially identical, except that the Class A Common Stock has four votes per share and the Common Stock has one vote per share. See Item 5 -- "Market for Registrant's Common Equity and Related Stockholder Matters."

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Integrated Process Equipment Corp. ("IPEC" or the "Company") is a leading supplier of chemical mechanical planarization ("CMP") systems used in the manufacture of semiconductors. CMP combines an abrasive slurry and mechanical pressure to flatten the surface of a silicon wafer after each layer of conducting metal or insulating oxide is deposited on the wafer. CMP creates a flatter surface, which increases the precision with which photolithography can imprint multiple layers of circuit diagrams and reduces wafer defects in the production of advanced semiconductors. The Company believes that CMP is increasingly necessary for semiconductor manufacturers to achieve adequate yields and to increase revenue per wafer as advanced semiconductors are designed with four or more metal layers and line widths at or below 0.35 micron. IPEC believes that at least 29 semiconductor manufacturers worldwide use CMP systems in volume production of advanced ICs. IPEC's CMP systems are used to manufacture advanced microprocessors such as Intel's Pentium, Pentium Pro and Pentium II and Motorola's PowerPC, advanced memory products such as DRAMs produced by IBM and Siemens and other ICs such as ASICs and other logic products manufactured by Intel, IBM, LSI Logic and Motorola. The Company also manufactures advanced plasma-assisted chemical etch systems and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices.

     The Company is organized into two principal divisions. IPEC Planar, Inc. ("IPEC Planar") manufactures CMP equipment and CMP-related products. IPEC Precision, Inc. ("IPEC Precision") manufactures advanced plasma-assisted chemical etching equipment and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices.

INDUSTRY BACKGROUND

     Demand for semiconductors is driven largely by the growth of existing computer and communications markets and the emergence of new segments in these markets, such as multimedia, portable computing and wireless communications. Semiconductor demand is also fueled by the development of more complex, higher performance integrated circuits ("ICs") at reduced cost per function. The production of these more complex and higher performance ICs requires more advanced and expensive wafer fabrication equipment. Today's advanced wafer fabrication facility costs in excess of $1 billion to construct, with more than two-thirds of this cost allocated to equipment.

     Semiconductor manufacturers have capitalized on advances in semiconductor equipment technology to produce increasingly complex ICs at lower cost. Semiconductor manufacturers use circuit designs with more layers of metal and finer line widths to produce ICs that can provide more functionality, operate at higher speeds, occupy less space and consume less power. For example, in 1989, the Intel 386 microprocessor was produced with two layers of metal and 0.8 micron line widths, and 4-megabit DRAMs were produced using two metal layers and
1.0 micron line widths. Today's advanced microprocessors are produced with six to eight metal layers at 0.25 micron line widths or less, and 256-megabit DRAMs will be produced using three metal layers at 0.25 and 0.18 micron line widths. Requirements for higher quality and fewer defects are accelerating with minimum dimensions. CMP is an enabling technology that significantly decreases wafer defectivity and thus improves chip yield. Improvements in IC design, performance, and yield have increased the potential value of each wafer.

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

     As complex ICs are produced with multiple layers of metal and at line widths at or below 0.35 micron, planarization is increasingly necessary after each deposition or etching step to achieve adequate yields and revenue per wafer. Traditional planarization techniques deposit additional dielectric material to fill gaps and etch the dielectric layer to remove bumps, or apply a glass-like material to fill gaps. However, these methods achieve a relatively smooth surface for only a small area of the wafer. Consequently, these traditional techniques have not proven effective for achieving adequate planarity across an entire wafer to allow consistent imaging of devices with line widths at or below 0.35 micron. In contrast, CMP, originally used to polish optical lenses and bare silicon wafers, results in a uniformly planar surface by combining abrasive slurry and mechanical pressure to remove excess dielectric material and metal residues. CMP enables semiconductor manufacturers to develop advanced semiconductor designs with more layers of metal and finer line widths. At the same time, CMP reduces the cost to manufacture these more advanced ICs by increasing yields. Consequently, the growth of the CMP market is driven by the demand for continually more complex, high performance ICs at reduced cost per function.

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

     The Company's current CMP systems are automated tools for uniformly planarizing oxide and metal layers on silicon wafers from four to eight inches in diameter. The systems are designed to perform planarizing applications requiring process flexibility with repeatable results. The Company currently manufactures four wafer planarization systems: the AvantGaard 776, the AvantGaard 676, the Avanti 472 and the Avanti 372M. The Company's CMP systems are configured to match varying customer requirements and offer different throughput levels and ease of use. The list price of IPEC's present CMP systems ranges from $475,000 to $3.5 million depending on configuration and options. Sales of the Company's CMP stand-alone polishing systems accounted for approximately 76% of the Company's total revenue in fiscal 1998 and 72% in fiscal 1997.

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

     Wafer carrier rotation and platen orbit speeds are programmable to permit control of the rate of material removal during system operation. Control of these speeds, combined with precise delivery of slurry, enables the system to deliver repeatable polishing results. System operation is controlled from a centrally-located graphical user interface. A number of process programs can be stored in memory to allow quick selection of desired process parameters for different wafer sizes, materials or processes. While these next-generation systems are designed to operate automatically, they also permit manual control.

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

     AvantGaard 676 Automatic Wafer Planarization System. The AvantGaard 676 is based on the same four-head orbital polishing technology as the AvantGaard 776 and offers one of the industry's smallest footprints. This high-throughput system is capable of polishing either oxide or metal layers and processing 40 or more wafers per hour. Prior to its introduction to the open market in April 1996, the AvantGaard 676 was shipped only to the customer with which it had been co-developed. The AvantGaard 676 was initially designed solely to planarize metal layers and has been adopted for this purpose in volume production by a majority of the customers that have purchased the system. An oxide process for the AvantGaard 676 and 776 was developed in fiscal 1997 and a small number of customers have adopted this process for volume production to date. The Company is currently developing additional oxide processes for use by other customers and is also developing a copper and dual damascene process.

  Rotational CMP Systems

     IPEC's rotational CMP products feature automatic cassette loading and unloading, two-step planarizing and temperature, pressure and surface speed control and pad conditioning. Planarization in the Company's rotational CMP systems is achieved by pressure and three relative wafer motions: the wafer chuck rotates about its center, the arm supporting the wafer chuck oscillates, and the polishing plate (which has a polishing pad laminated to its surface) rotates. This combination of pressure and motion allows uniform material removal and flatness across the entire wafer surface and from wafer to wafer.

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

  IPEC Precision

     IPEC Precision first applied its proprietary plasma-assisted chemical etching ("PACE") and optical metrology technologies to silicon wafer processing in 1992 with the development of AcuThin silicon-on-insulator ("SOI") wafers. The PACE process operates at relatively high pressure and employs a spatially confined plasma substantially smaller than a wafer's surface. A scanning mechanism is used to control material removal at each location on the wafer by varying the amount of time the plasma tool dwells at each point. In 1997, the Company entered into an agreement with MEMC Electronic Material, Inc. to develop a family of wafer shaping tools using IPEC's plasma-based planarization and metrology technology.

     SOI-200 Wafer Thinning System. The SOI-200 is a proprietary system used to etch thin-bonded SOI wafers to high levels of precision and uniformity. This system uses plasma-assisted chemical etching and incorporates a thin film mapper to attain SOI dimensions which the Company believes cannot be achieved economically with conventional etching technologies.

     AcuMap II. The AcuMap II is a stand-alone thin film thickness metrology instrument based on the thin film mapper in the SOI-200 system. AcuMap II uses a spectral reflectometry system to perform rapid whole wafer dielectric thin film thickness visualization by measuring up to 30,000 points in 90 seconds.

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

     IPM Series. The IPM Series utilizes spectral reflectometry and proprietary algorithms to determine the thickness of dielectric thin films. The IPM Series is designed to maintain the host machine's original throughput and footprints, while reliably delivering accurate repeatable film thickness measurements to the host computer.

CUSTOMERS

     The Company sells its products to leading semiconductor manufacturers located throughout the United States, Asia and Europe. Through June 30, 1998, the Company had sold approximately 900 CMP systems to more than 75 semiconductor manufacturers, including AMD, Anam, Cypress Semiconductor, Fujitsu, Hitachi, Hyundai, IBM, Intel, LG Semicon, LSI Logic, Micron, Motorola, NEC, Samsung, SGS-Thomson, Siemens, SMST, Texas Instruments and UMC. Semiconductor manufacturers using IPEC's CMP systems in volume production include Cypress Semiconductor, IBM, Intel, LSI Logic, Motorola, Siemens, SMST and Texas Instruments. IPEC Precision's products have only been sold to a limited number of customers to date.

     Intel represented 38% and 51% of the Company's fiscal 1998 and 1997 revenue, respectively. Tokyo Electron Limited, represented 12% of the Company's fiscal 1998 revenue. Intel and IBM represented 35% and 11%, respectively, of the Company's fiscal 1996 revenue.

MARKETING, SALES AND SUPPORT

     IPEC Planar and IPEC Precision market products in the United States through independent sales forces. Each subsidiary's direct sales force develops orders, coordinates distribution, demonstrates equipment and provides applications support.

     The Company markets its products internationally through independent distributors in Europe, Israel and Asia. In Japan, Tokyo Electron Limited sells and distributes certain CMP products. The Company is investing resources in establishing a fully-staffed Asia Pacific division. The Company's primary distributor in Europe is Teltec. The Company also has several nonexclusive distributors in Europe. Sales outside the United States during fiscal 1998 and 1997 represented approximately 46% and 27%, respectively, of the Company's revenue.

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

RESEARCH AND DEVELOPMENT

     The semiconductor capital equipment market, and in particular the CMP market in which the Company competes, is characterized by rapid technological development and product innovation. The Company's research and development efforts are currently focused on product and process development, automation, improved reliability, machine control software, safety, man-machine interfaces, maintainability and metrology. Current development efforts include the AvantGaard 876 300 mm wafer CMP system, plasma-assisted chemical etch systems, metrology technologies, and copper and dual damascene processes. Research and development expenditures for fiscal 1998 and 1997 were $33.5 million and $24.0 million, respectively.

     In order to respond to developing technologies in the semiconductor manufacturing industry, the Company intends to maintain its internal development efforts and to seek cooperative research and product development relationships with other technology companies and government agencies. In 1998, the Company and Novellus Systems, Inc. ("Novellus") agreed to develop and demonstrate a complete integrated solution for copper and dual damascene interconnect structures used in next-generation semiconductor devices. IPEC intends to work with Novellus to resolve the CMP and deposition integration issues customers will encounter in the transition to these higher performance copper devices. ICs using copper wiring, rather than aluminum, are expected to have line widths of
0.18 micron or smaller, but will operate up to four times faster, consume less power and cost approximately 20 to 30 percent less to manufacture. While both companies will continue to market and sell their technologies independently, Novellus and IPEC expect to conduct joint customer demonstrations and evaluations. In 1997, the Company entered into an agreement with MEMC Electronic Materials, Inc., to develop a family of wafer shaping tools using IPEC's plasma-based planarization and metrology technology.

INTELLECTUAL PROPERTY RIGHTS

     The Company's success depends significantly on proprietary technology. Patents issued to the Company may not provide the Company with meaningful advantages and may be challenged. The two initial patents relating to the Company's single wafer planarization system products (the Avanti 372M and Avanti
472) expired in September 1997. In 1993, the technology covered by these patents was licensed on a royalty-free basis to a competitor. This license was granted pursuant to a settlement agreement in which the Company also incurred settlement obligations of $1.4 million, all of which have been paid. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as the laws of the United States.

     The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. These agreements may be breached, and the Company may not have adequate remedies for any such breach. The Company's trade secrets may also become known to or independently developed by others.

     Similar to other technology companies, the Company may from time to time receive notice of claims of infringement of other parties' proprietary rights. If any Company product is found to infringe the rights of others, a court may grant an injunction to prevent making, selling or using the product in the applicable country. The Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. Expensive and time-consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others.

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

COMPETITION

     The semiconductor equipment industry is intensely competitive. The Company believes that direct domestic and international competition in CMP polishing systems and clustered CMP polishing and cleaning systems is likely to increase substantially. Several companies currently market CMP systems that directly compete with the Company's systems, including Applied Materials, Inc. ("Applied Materials"), Ebara Corporation ("Ebara"), SpeedFam International, Inc. ("SpeedFam") and Strasbaugh. Several semiconductor manufacturers have been evaluating whether they will adopt the Company's AvantGaard 676 or AvantGaard 776, particularly for the oxide process, or comparable high-throughput products from the Company's competitors. Some of the Company's major customers may utilize different CMP suppliers for different processes.

     In order to compete effectively in the semiconductor equipment industry, a company must have resources to provide a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Certain competitors, including Applied Materials, provide customers with evaluation tools and have substantially greater financial resources and name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, competitors, including Applied Materials, that supply a broader range of semiconductor capital equipment may have better relationships with semiconductor manufacturers, including the Company's customers. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or adversely affect market acceptance of the Company's existing and new products. Moreover, increased competitive pressure could lead to intensified price based competition.

     Competition is increasing significantly in the market for high-throughput planarization systems. Other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which may reduce the need for the Company's products. For example, in 1997, Lam Research Corporation ("Lam Research"), a semiconductor production equipment supplier, acquired OnTrak Systems, Inc. ("OnTrak") a manufacturer of wafer processing equipment that has developed a CMP tool. Furthermore, manufacturers may develop alternatives to CMP or may enhance existing manufacturing techniques to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron.

BACKLOG

     The Company includes in its backlog only those customer orders for systems for which it has accepted purchase orders and assigned shipment dates within the following 12 months. Backlog also includes orders for spare parts and service contracts. Industry practice allows the customer to cancel or reschedule orders prior to shipment without penalties. Accordingly, the Company's backlog at a particular date may not necessarily be representative of actual sales for any succeeding period due to orders received for systems to be shipped in the same quarter, possible changes in system delivery schedules, cancellation of orders and potential delays in system shipments. As of June 30, 1998, the Company's order backlog was approximately $39.0 million, compared to approximately $60.8 million at June 30, 1997.

EMPLOYEES

     As of June 30, 1998, the Company had approximately 1,100 employees. The Company also utilizes contract employees to supplement key work centers during peak loads. No employee of the Company is currently represented by a labor union.

ITEM 2.  PROPERTIES

     The Company leases a 150,000 square foot building in Phoenix, Arizona which is its primary manufacturing, research and administrative facility. The building has a state-of-the-art Class 10/Class 100 clean room used mainly for process development. The Company also leases an additional 14,000 square feet in Phoenix that it uses primarily for storage. The Company leases additional facilities in various parts of the country. These include a 46,000 square foot facility in Tempe, Arizona used for subassembly manufacturing, a 28,000 square foot facility, including a 1,000 square foot Class 1,000 clean room in Tempe, Arizona used for engineering and research and development, and a 37,500 square foot facility in Bethel, Connecticut used for manufacturing and research and development. The Company also leases facilities in San Jose, California; Portland and Hillsboro, Oregon; Austin, Texas; Burlington, Vermont; Dublin, Ireland; Tokyo, Japan; and Seoul, Korea.

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

                                                              HIGH      LOW
                                                              ----      ---
FISCAL YEAR ENDED JUNE 30, 1997
  1st Quarter...............................................  $20 3/4   $ 9 1/2
  2nd Quarter...............................................   20 3/4    10 1/8
  3rd Quarter...............................................   28        16 3/8
  4th Quarter...............................................   26        12 1/2
FISCAL YEAR ENDED JUNE 30, 1998
  1st Quarter...............................................  $37 1/2   $23 1/8
  2nd Quarter...............................................   37 11/16  13 3/8
  3rd Quarter...............................................   20 5/8    13 1/2
  4th Quarter...............................................   22 5/8    10

     On September 23, 1998, the last reported sale price for the Common Stock as reported on the Nasdaq National Market was $ 7 5/16 per share. As of June 30, 1998, there were approximately 160 holders of record of Common Stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The terms of the Series B Preferred Stock prevent the Company from paying dividends on the Common Stock unless the Company has paid all dividends due to the holders of the Series B Preferred Stock. In fiscal 1997, the Company recorded dividends on its Series B Preferred Stock in the amount of $284,000 and paid dividends on its Series B Preferred Stock in the amount of $558,000. In fiscal 1998, the Company recorded dividends on its Series B Preferred Stock in the amount of $244,000 and paid dividends on its Series B Preferred Stock in the amount of $246,000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data as of and for the years ended June 30, 1998, 1997 and 1996 have been derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP whose report appears elsewhere herein. The information presented below should be read in conjunction with the Company's Consolidated Financial Statements, Notes to the Consolidated Financial Statements and discussions of the historical financial data included elsewhere in this Form 10-K. The selected historical financial data as of and for the years ended June 30, 1995 and 1994 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Richard A. Eisner & Company LLP., whose report is not included herein. Financial data for fiscal 1995 and 1996 have been restated to reflect the discontinuation of IPEC Clean, Inc. ("IPEC Clean") during the second quarter of fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")."

                                                     FISCAL YEAR ENDED JUNE 30,
                                       -------------------------------------------------------
                                       1994(1)      1995      1996(2)       1997        1998
                                       -------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA(3):
Revenue..............................  $31,158    $ 75,220    $148,690    $144,688    $189,012
Cost of goods sold...................   22,738      41,599      85,061      82,842     121,581
                                       -------    --------    --------    --------    --------
  Gross margin.......................    8,420      33,621      63,629      61,846      67,431
Operating expenses:
  Research and development...........    2,453       5,407      15,877      23,951      33,501
  Purchased research and
     development.....................    1,107          --      36,961          --          --
  Selling, general and
     administrative..................    9,403      17,061      26,653      27,563      37,036
  Program discontinuance charge......       --          --          --      17,601          --
                                       -------    --------    --------    --------    --------
          Total operating expenses...   12,963      22,468      79,491      69,115      70,537
                                       -------    --------    --------    --------    --------
          Operating income (loss)....   (4,543)     11,153     (15,862)     (7,269)     (3,106)
Other income (expense):
  Interest income....................       22         380       1,680         570       4,402
  Interest expense...................   (5,197)       (879)     (2,031)     (1,707)     (6,761)
  Other income (expense), net........      (12)         16         451         273         (88)
                                       -------    --------    --------    --------    --------
     Income (loss) from continuing
       operations before income
       taxes.........................   (9,730)     10,670     (15,762)     (8,133)     (5,553)
     Income tax expense (benefit)....     (830)        714      (6,399)     (2,951)     26,128
                                       -------    --------    --------    --------    --------
     Income (loss) from continuing
       operations....................   (8,900)      9,956      (9,363)     (5,182)    (31,681)
Loss from discontinued operations....       --      (9,357)     (1,294)    (28,564)    (10,578)
                                       -------    --------    --------    --------    --------
  Net income (loss)..................   (8,900)        599     (10,657)    (33,746)    (42,259)
Cumulative dividend on Preferred
  Stock..............................     (118)       (377)       (579)       (284)       (244)
                                       -------    --------    --------    --------    --------
  Net income (loss) attributable to
     Common Stockholders.............  $(9,018)   $    222    $(11,236)   $(34,030)   $(42,503)
                                       =======    ========    ========    ========    ========
Basic and diluted income (loss) per
  share of Common Stock
  From continuing operations.........  $ (3.26)   $   0.97    $  (0.69)   $  (0.35)   $  (1.81)
  From discontinued operations.......  $    --    $  (0.95)   $  (0.09)   $  (1.83)   $  (0.60)
                                       -------    --------    --------    --------    --------
Basic and diluted income (loss) per
  share of Common Stock..............  $ (3.26)   $   0.02    $  (0.78)   $  (2.18)   $  (2.41)
                                       =======    ========    ========    ========    ========
Weighted average shares of Common
  Stock outstanding(4)...............    2,763       9,865      14,434      15,623      17,603
                                       =======    ========    ========    ========    ========

                                                     FISCAL YEAR ENDED JUNE 30,
                                       -------------------------------------------------------
                                       1994(1)      1995      1996(2)       1997        1998
                                       -------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA(3):
Cash and cash equivalents and
  short-term investments.............  $   979    $ 65,790    $ 11,325    $ 40,656    $ 84,130
Working capital......................   15,707      98,555      53,700      99,096     164,176
Total assets.........................   41,466     150,624     184,701     198,065     245,888
Current portion of long-term debt....      979       4,362       1,886      10,599       1,555
Long-term debt, less current
  portion............................    9,249       1,285      22,753      19,546     117,078
Total stockholders' equity...........   19,575     130,120     128,337     131,784      95,284

---------------
(1) Includes results of operations of IPEC Planar Phoenix after its acquisition by the Company in September 1993.

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

(4) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     IPEC is a Delaware corporation primarily engaged in designing, manufacturing, marketing and servicing equipment for the semiconductor manufacturing industry. The Company is organized into two principal divisions. IPEC Planar manufactures CMP equipment and CMP-related products. IPEC Precision manufactures advanced plasma-assisted chemical etch systems and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices. Financial information for fiscal 1995 and 1996 has been restated to reflect the discontinuation in fiscal 1997 of IPEC Clean.

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

     IPEC incurred net losses of $42.3 million, $33.7 million, $10.7 million in fiscal 1998, 1997 and 1996, respectively. The Company's fiscal 1998 net loss included a $25.9 million net charge to increase the valuation allowance for the Company's deferred tax assets and a $10.6 million charge to record an additional write-down of the assets in connection with the closure of IPEC Clean. The Company's fiscal 1997 net loss included a $25.0 million charge (net of taxes) for estimated losses on disposal of IPEC Clean, a $3.6 million loss (net of taxes) from IPEC Clean operations in fiscal 1997, and a $17.6 million pretax charge for asset write downs due to the discontinuation of the Avanti 672 program development effort. The Company's fiscal 1996 net loss included a one-time pretax charge of $37.0 million for the purchase of in-process research and development in connection with the acquisitions of IPEC Planar Portland and IPEC Precision.

     The Company expects to incur losses until semiconductor industry conditions improve, especially in Asia, and order levels increase. Gross margins in fiscal 1999 are not expected to improve significantly from fiscal 1998 due to the distribution of fixed costs over a smaller revenue base. Although the Company has initiated cost-containment measures and will continue to review its cost structure, these measures alone are not expected to improve operating results to a profitable level in fiscal 1999. A significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development, engineering and customer support make it difficult to reduce expenses in a particular quarter if the Company's sales projections for the quarter are not met. Any inability to reduce spending quickly enough to mitigate any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items of the Company's consolidated statements of operations expressed as a percentage of revenue:

                                                               PERCENT OF TOTAL REVENUE
                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Revenue.....................................................   100.0%    100.0%    100.0%
Cost of goods sold..........................................    57.2      57.3      64.3
                                                              ------    ------    ------
  Gross margin..............................................    42.8      42.7      35.7
Operating expenses:
  Research and development..................................    10.7      16.5      17.7
  Purchased research and development........................    24.9        --        --
  Selling, general and administrative.......................    17.9      19.0      19.6
  Program discontinuance charge.............................      --      12.2        --
                                                              ------    ------    ------
          Total operating expenses..........................    53.5      47.7      37.3
                                                              ------    ------    ------
  Operating loss............................................   (10.7)     (5.0)     (1.6)
Other income (expense):
  Interest income...........................................     1.1       0.4       2.3
  Interest expense..........................................    (1.3)     (1.2)     (3.6)
  Other income, net.........................................     0.3       0.2      (0.1)
                                                              ------    ------    ------
  Loss from continuing operations before income taxes.......   (10.6)     (5.6)     (3.0)
Income tax expense (benefit)................................    (4.3)     (2.0)     13.8
                                                              ------    ------    ------
  Loss from continuing operations...........................    (6.3)     (3.6)    (16.8)
Loss from discontinued operations...........................    (0.9)    (19.7)     (5.6)
                                                              ------    ------    ------
  Net loss..................................................    (7.2)%   (23.3)%   (22.4)%
                                                              ======    ======    ======

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenue. Revenue was $189.0 million for fiscal 1998 compared to $144.7 million for fiscal 1997. This 31% increase was primarily attributable to an increase in demand for semiconductor capital equipment. The Company achieved sequential growth in revenue for five consecutive quarters from $29.4 in million the first quarter of fiscal 1997, to $57.9 million in the second quarter of fiscal 1998. Revenue for the second half of fiscal 1998 decreased 27% compared to the first half of fiscal 1998. This resulted from a reduction in revenue from Asia, particularly Korea, where customers have been unable to arrange for satisfactory financing terms, and from downturns in the semiconductor capital equipment and silicon wafer industries. The Company anticipates lower revenue levels in the first quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998 and currently anticipates lower revenue levels for fiscal 1999 compared to fiscal 1998 as a result of these economic conditions. Revenue from international sales represented 46% and 27% of total revenue in fiscal

1998 and 1997, respectively. Revenue from the Company's largest customer represented 38% and 51% of total revenue in fiscal 1998 and 1997, respectively. Revenue from another customer represented 12% in fiscal 1998. Accelerated orders in fiscal 1997 represented 14% of revenue.

     Cost of goods sold. Cost of goods sold as a percentage of revenue increased to 64.3% in fiscal 1998 from 57.3% in fiscal 1997. This increase included a $7.8 million charge in fiscal 1998 for inventory adjustments and additional retrofit costs for newly available performance enhancing modifications to installed CMP tools. Additional costs were incurred in fiscal 1997 as a result of costs associated with the discontinuance of the Avanti 672 program and the allocation of certain fixed costs across lower revenue. Cost of goods sold in fiscal 1997 was also adversely affected by a $1.1 million charge related to warrants issued to a major customer in connection with the acceleration of certain shipments into the first three quarters of fiscal 1997.

     Research and development. Research and development expense increased 40% to $33.5 million in fiscal 1998 from $24.0 million in fiscal 1997 and increased as a percentage of revenue to 17.7% in fiscal 1998 from 16.5% in fiscal 1997. The Company is continuing to develop the AvantGaard 676 and the AvantGaard 776. Current development efforts also include a 300 mm integrated CMP system (the AvantGaard 876), plasma-assisted chemical etch systems, metrology technologies, and copper and dual damascene CMP processes.

     Selling general and administrative. Selling, general and administrative expense increased 34% to $37.0 million in fiscal 1998 from $27.6 million in fiscal 1997 and increased as a percentage of revenue to 19.8% in fiscal 1998 from 19.0% in fiscal 1997. The $9.5 million increase resulted primarily from a higher level of sales activity and an increased international presence in fiscal 1998 compared to fiscal 1997. The Company implemented cost containment measures in the fourth quarter of fiscal 1998. These cost cutting measures included an approximately 22% reduction in total work force and consolidation of IPEC Planar manufacturing operations. Additionally, in fiscal 1997, selling, general and administrative expenses were offset by a $900 thousand benefit resulting from adjustments for both the acquisitions of IPEC Planar Phoenix and IPEC Planar Portland.

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

     Interest income and interest expense. Interest income increased to $4.4 million in fiscal 1998 from $600 thousand in fiscal 1997. Interest expense increased to $6.8 million in fiscal 1998 from $1.7 million in fiscal 1997. Increased interest income and expense amounts have resulted from invested proceeds related to the $115.0 million 6.25% Convertible Subordinated Note financing completed in September 1997 and the related interest costs of the debt.

     Income tax expense. Income tax expense was $26.1 million for fiscal 1998 compared to an income tax benefit of $3.0 million in fiscal 1997. The effective tax expense (benefit) rates for fiscal 1998 and 1997 were approximately 471% and
(36)%, respectively. The increase in tax expense results primarily from a $25.9 million net charge which increased the Company's deferred tax valuation allowance. This increase in the deferred tax valuation allowance fully offsets the Company's net deferred tax assets.

     Net loss from discontinued operations. As a result of the Company's decision to focus on CMP and CMP-related products, the Company decided to discontinue the operations of IPEC Clean. The operating results of IPEC Clean were segregated from the continuing operations of the Company and reported separately as discontinued operations. The loss recorded in fiscal 1997 was due to a $3.6 million operating loss, net of taxes, and a $25.0 million charge, net of taxes, for the estimated loss on disposal of IPEC Clean. The Company recorded an additional write-down of the net assets of IPEC Clean of $10.6 million in fiscal 1998. The Company has closed IPEC Clean's facilities and is currently in the process of liquidating its assets.

FISCAL 1997 COMPARED TO FISCAL 1996

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

     Cost of goods sold. Cost of goods sold increased as a percentage of revenue to 57.3% for fiscal 1997 from 57.2% in fiscal 1996. Cost of goods sold during fiscal 1997 was adversely affected by a $1.1 million charge related to warrants issued to a major customer in connection with an agreement permitting the Company to accelerate certain deliveries of equipment in fiscal 1997. The charge was based on the market value of the warrant shares on the date of the agreement. All warrants under the agreement have been issued, and all charges relating to the agreement have been incurred. Cost of goods sold also increased as a percentage of revenue in fiscal 1997 due to increased customer service expenditures in fiscal 1997. The Company's shift toward direct international sales and field service favorably affected fiscal 1997 gross margin through a reduction in distributor discounts compared to fiscal 1996. However, the margin improvement was partially offset by increased sales commissions recorded as selling, general and administrative expense.

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

     Income tax expense. The effective tax benefit rates for fiscal 1997 and 1996 were approximately 36% and 41%, respectively. The lower tax benefit rate for fiscal 1997 resulted primarily from adjustments of deferred tax balances and state tax accruals.

     Net loss from discontinued operations. The operating results of IPEC Clean have been segregated from the continuing operations of the Company and reported separately as discontinued operations for all periods presented. The loss from IPEC Clean (net of taxes) increased to $28.6 million in fiscal 1997 from $1.3 million in fiscal 1996. The fiscal 1997 loss consisted of a $3.6 million operating loss incurred in the first half of fiscal 1997 and a $25.0 million one-time charge for the estimated loss on disposal of IPEC Clean. Results of operations of IPEC Clean for the third and fourth quarters of fiscal 1997 were charged to an accrued liability included in this charge.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity include cash, cash equivalents and short-term investments of $84.1 million as of June 30, 1998, an increase of $43.5 million from June 30, 1997. The increase in cash, cash equivalents and short-term investments in fiscal 1998 resulted from the private placement of $115.0 million of 6.25% Convertible Subordinated Notes (the "Notes") due in 2004. The Notes can be converted after ninety days from the original issuance into the Company's Common Stock at a conversion price of $39.00 per share. The Notes are not redeemable by the Company prior to September 20, 2000.

     Proceeds from the Notes were utilized to repay the balance of the Company's revolving line of credit. Remaining portions of proceeds are being used to expand the Company's sales and service operations and for general corporate purposes including working capital and research and development. Pending such uses, the Company has invested net proceeds in interest bearing investment grade securities.

     As of June 30, 1998, the Company had $164.2 million of working capital compared with $99.1 million as of June 30, 1997. The Company's accounts receivable decreased to $43.8 million as of June 30, 1998 as compared to $45.6 million as of June 30, 1997. The decrease in accounts receivable was primarily due to lower level of sales activity in the fourth quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. The Company's inventory increased to $67.0 million as of June 30, 1998 compared to $44.7 million as of June 30, 1997. This was primarily due to an increase in production of the Company's AvantGaard 676 and 776 systems, and lower revenues in the quarters ended March 31, and June 30, 1998 resulting from the economic slowdown in the semiconductor capital equipment industry.

     The Company's property, plant and equipment additions were $17.0 million in fiscal 1998 compared to $3.7 million in fiscal 1997. These additions were primarily due to additions of testing and demonstration equipment related to the AvantGaard 676, 776 and 876 systems.

     Total long-term debt increased to $118.6 million as of June 30, 1998 from $30.1 million as of June 30, 1997 as a result of the issuance of $115.0 million of Convertible Subordinated Notes. Total long-term debt as a percentage of stockholders' equity increased to 125% as of June 30, 1998 from 23% as of June 30, 1997.

     The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its operations for the foreseeable future. The Company's cash needs depend on, among other things, the length of the economic slowdown, the extent of future operating losses that will require funding, additional working capital requirements, whether the Company is forced by competitive pressures and commercial terms to continue or increase extended terms for accounts receivable and whether the Company acquires other companies or businesses. If the Company requires additional cash, there can be no assurance that such additional financing will be available when needed, or, if available, will be available on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities which could result in substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to invest in capital equipment and working capital.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending June 30 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on available for sale securities that are currently being presented by the Company as a component of stockholders' equity.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending June 30, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

RISK FACTORS

     If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company's business operations.

     The Company Has Incurred Annual and Quarterly Losses. Prior to the Company's acquisition of IPEC Planar Phoenix in fiscal 1994, the Company did not have significant revenue. The Company had net losses of $10.7 million in fiscal 1996, $33.7 million in fiscal 1997, and $42.3 million in fiscal 1998. The Company incurred a net loss of approximately $36.9 million in the second quarter of fiscal 1997, due to charges (net of taxes) of approximately $40.2 million for discontinuation of the business of IPEC Clean and of a research and development program. In fiscal 1998, the Company incurred net charges of $25.9 million to increase the valuation allowance for the Company's deferred tax assets and $10.6 million for an additional write down of assets in connection with the closure of IPEC Clean.

     Quarterly Operating Results May Fluctuate. The Company's quarterly operating results may fluctuate due to a variety of factors, including the following:

     - changes in the demand for semiconductors, particularly high-performance semiconductors with line widths under 0.35 micron and multiple layers, or for semiconductor capital equipment generally;

     - the timing of significant shipments;

     - accelerations, delays, cancellations or postponement of orders;

     - the gain or loss of significant customers;

     - competitive pressures;

     - general economic conditions, especially in Asia;

     - availability and costs of components from the Company's suppliers;

     - the timing of product announcements and introductions and process qualifications by the Company, its customers or its competitors;

     - the ability of the Company to manufacture, test and deliver products in a timely and cost-effective manner;

     - the level of field service operations;

     - the timing and structure of acquisitions and dispositions or spin-offs;

     - changes in the mix of products sold;

     - delayed or canceled construction of wafer fabrication facilities by customers;

     - research and development expenses associated with new products;

     - market acceptance of new or enhanced versions of the Company's and its customers' products;

     - reductions in personnel;

     - discontinuance of operations; and

     - the sufficiency of personnel and capital resources to support operations.

     The Company has experienced adverse effects from some of these factors in the past and may experience them in the future. The following are examples of fluctuations in operating results due to these factors:

     - In the second quarter of fiscal 1996, the Company incurred net losses due to one-time charges associated with the IPEC Planar Portland and IPEC Precision acquisitions.

     - The Company incurred a net loss in the first quarter of fiscal 1997, primarily due to a decline in demand for semiconductor capital equipment, the Company's lack of a high-throughput oxide process CMP system, unprofitable operations at IPEC Precision and increased cost of goods sold resulting from the issuance of warrants to a major customer.

     - The Company incurred a net loss in the second quarter of fiscal 1997, due to a $25.0 million charge (net of taxes) for estimated losses from the disposal of IPEC Clean and a $17.6 million pretax charge for asset write downs due to discontinuation of the Company's Avanti 672 product development effort.

     - The Company incurred a net loss in the second quarter of fiscal 1998 due to a $10.6 million charge for the remaining unsold net assets of IPEC Clean.

     - Sales of the Company's CMP equipment were adversely affected by an industry-wide slowdown in the semiconductor equipment market in the second half of calendar 1996. The Company's revenue from sales of CMP equipment in each of the first three quarters of fiscal 1997 was lower than such revenue in each of the first three quarters of fiscal 1996. Fiscal 1997 revenue was less than fiscal 1996 revenue.

     - Due to economic conditions in Asia, several Korean customers were unable to obtain satisfactory financing terms to allow them to place volume orders in fiscal 1998. The Company believes these customers will be unable to place volume orders for the remainder of calendar 1998.

     - The semiconductor capital equipment market has experienced a slowdown in the first half of calendar 1998. Industry analysts anticipate the slowdown will continue at least through the middle of calendar 1999. The Company incurred losses in the third and fourth quarters of fiscal 1998 as a result of a decrease in orders. The Company currently anticipates that revenue in the first quarter of fiscal 1999 will be less than revenue in the fourth quarter of fiscal 1998 and that revenue in fiscal 1999 will be less than revenue in fiscal 1998.

     Results of operations in any period should not be considered indicative of future results. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. In future quarters, the Company's operating results may not meet the expectations of public market analysts or investors. In such an event, the market price of the Common Stock could be materially adversely affected.

     The Timing of Significant Shipments and Orders Can Affect Quarterly Results. Most of the Company's revenue is derived from the sale of products in a price range from $250,000 to $3.5 million per unit. As a result, the timing of individual shipments can have a significant impact on the Company's results of operations for a particular period. The Company has experienced order and delivery delays and cancellations that caused the Company to miss its quarterly revenue and profit projections. This occurred, for example, in the first quarter of fiscal 1997.

     The Company may also attempt to influence the timing of certain shipments. During the first quarter of fiscal 1997, a significant customer agreed to accelerate shipment of certain orders into the first three quarters of fiscal 1997. These accelerated orders represented 14% of the Company's revenue in fiscal 1997. Cost of goods sold increased in the first three quarters of fiscal 1997 by $657,000, $191,000 and $212,000, respectively, due to the issuance of certain warrants in connection with this acceleration.

     Orders that the Company has included in its backlog may be delayed or canceled. For example, the Company removed orders of approximately $12.0 million from its backlog in the fourth quarter of fiscal 1997, primarily due to delays, and ultimately suspension of construction of a wafer fabrication facility for Submicron Systems in Thailand.

     The Semiconductor Industry Is Volatile. The Company depends upon capital spending by semiconductor manufacturers, primarily for the opening or expansion of semiconductor fabrication facilities to produce high-performance semiconductors with line widths under 0.35 micron and multiple layers. Semiconductor manufacturers in turn depend upon current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and has experienced significant overall growth in recent years, which has resulted in growth in the semiconductor capital equipment industry. In certain instances, however, industry downturns have lasted for extended periods of time. The semiconductor industry currently has excess production capacity, which has caused semiconductor manufacturers to decrease their capital spending. A shift in demand from more expensive, high-performance personal computers to computers priced under $1,000 has been partially responsible for the decreased profitability of semiconductor manufacturers.

     Asian Economic Fluctuations Adversely Affect the Company. A substantial portion of worldwide semiconductor manufacturing capacity is located in Asia. Asian countries, particularly Japan and Korea, are experiencing banking, currency and other difficulties that are contributing to economic slowdowns or recessions in those countries. Due to currency fluctuations, the Company's U.S. dollar denominated products have become relatively more expensive in certain Asian countries. In the second half of fiscal 1998, several Korean customers were unable to obtain satisfactory financing terms to allow them to place volume orders. The Company believes these customers will be unable to place volume orders for the remainder of calendar 1998. If Asian economies do not recover, capital investment by Asian customers may continue to be adversely affected.

     The Company Faces Intense Competition. The semiconductor equipment industry is intensely competitive. The Company believes that direct domestic and international competition in CMP polishing systems and clustered CMP polishing and cleaning systems is likely to increase substantially. Several companies currently market CMP systems that directly compete with the Company's systems, including Applied Materials, Ebara, SpeedFam and Strasbaugh. Several semiconductor manufacturers have been evaluating whether they will adopt the Company's AvantGaard 676 or AvantGaard 776, particularly for the oxide process, or comparable high-throughput products from the Company's competitors. Some of the Company's major customers may wish to utilize different CMP suppliers for different processes.

     In order to compete effectively in the semiconductor equipment industry, a company must have resources to provide a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Certain competitors, including Applied Materials, provide customers with evaluation tools and have substantially greater financial resources and name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, competitors, including Applied Materials, that supply a broader range of semiconductor capital equipment may have better relationships with semiconductor manufacturers, including the Company's customers. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or adversely affect market acceptance of the Company's existing and new products. Moreover, increased competitive pressure could lead to intensified price based competition.

     Competition is increasing significantly in the market for high-throughput planarization systems. Other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which may reduce the need for the Company's products. For example, in 1997, Lam Research, a semiconductor production equipment supplier, acquired OnTrak, a manufacturer of wafer processing equipment that has developed a CMP tool. Furthermore, manufacturers may develop alternatives to CMP or may enhance existing manufacturing techniques to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.5 micron.

     The Company Depends on a Small Number of Major Customers. A small number of customers account for a significant percentage of the Company's orders and revenue. In fiscal 1998, Intel represented 38% and Tokyo Electron represented 12% of the Company's revenue. In fiscal 1997, Intel represented 51% of the Company's revenue. In fiscal 1996, Intel represented 35% and IBM represented 11% of the Company's revenue. The Company anticipates that its revenue will continue to depend on a limited number of major customers. The companies considered to be major customers and the percentage of the Company's revenue represented by each major customer, however, may vary from quarter to quarter. Several semiconductor manufacturers have been evaluating the Company's AvantGaard 676 and AvantGaard 776, against compara-ble tools. The loss of a major customer, any material reduction in orders by major customers, including reductions due to market or competitive conditions or the determination of any major customer not to adopt the Company's next-generation products, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers.

     The Company Depends on Broader Industry Acceptance of CMP and the AvantGaard 676 and AvantGaard 776. The CMP process has not been broadly adopted by semiconductor manufacturers for volume production. The Company defines semiconductor manufacturers using CMP in volume production as companies using ten or more CMP systems. Most semiconductor manufacturers that have CMP equipment use it only for pilot line production or research and development. Few semiconductor manufacturers produce commercial quantities of ICs using CMP machines. To date, the Company's products have been used primarily to manufacture advanced semiconductor logic and memory devices. Although industry analysts have projected significant future growth for the CMP polisher market, these projections depend on the analysts' assumptions, and variations in industry demand can occur during the several years included in the projections. Projected industry growth may not occur and additional semiconductor manufacturers may decide not to adopt CMP processes for volume production.

     The Company's future results depend on sales of the AvantGaard 676, AvantGaard 776 and Avanti 472 CMP wafer polishing systems. The Avanti 372M CMP wafer polishing system is based on older technology and is sold primarily to one customer, with shipments expected only through fiscal 1999. Because shipments of the Avanti 372M are limited and the Avanti 472 does not offer the same throughput or footprint as the AvantGaard 676 or AvantGaard 776 or other high-throughput CMP systems, the Company expects it will increasingly rely on sales of the AvantGaard 676 and AvantGaard 776 in the future. The AvantGaard 676 was initially designed solely to planarize metal layers and has not been broadly adopted for this purpose in volume production. The AvantGaard 776 was designed to integrate CMP, metrology and wafer cleaning in a single unit with both oxide and metal capability. The Company's oxide process for the AvantGaard 676 and AvantGaard 776 was recently developed and has not been widely accepted. Several customers are qualifying new production level oxide CMP processes for these systems. The Company believes that the oxide processes are being used in production by a very limited number of customers.

     The Company's future results also depend to a lesser extent on sales of IPEC Precision's products, which are currently oriented toward semiconductor wafer manufacturers and have not been widely adopted by these or other semiconductor industry customers. The current global oversupply of silicon wafers may adversely affect sales of wafer shaping equipment to silicon wafer manufacturers. Customers may not accept these products and these products may not be sold profitably or in volume.

     The Company Must Develop New Products Due to Technological
Change. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The Company believes that its future success will depend in part upon its ability to enhance its existing products, develop new products and qualify new processes on its CMP systems to address technological changes and customer requirements. For example, the Company may need to develop a 300 mm CMP system to address future needs of semiconductor manufacturers. The Company currently derives most of its revenue from sales of CMP equipment and related products by IPEC Planar. The Company's strategy depends in part on developing and introducing products that lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, throughput, reliability, footprint and wafer yields. Failure to successfully develop new products would affect the Company's future success.

     Product or Process Development Difficulties Could Adversely Affect the Company's Results of Operations. The Company's current development efforts include the AvantGaard 876 300 mm wafer CMP system, plasma-assisted chemical etch systems, metrology technologies and copper and dual damascene processes. Semiconductor equipment companies often experience delays in completing advanced products and processes. In the past, the Company has experienced delays in developing new CMP tools and processes and plasma-assisted chemical etch systems. Due to the complexity and sophistication of the Company's products and related automation software, the Company's products from time to time may contain defects or "bugs" that can be difficult to correct. The Company may not be able to identify and correct defects in a timely manner. IPEC Precision may require a large amount of capital in order to commercialize its current products and products under development. If any of the Company's products are not commercialized in a timely manner, the Company could be required to write off inventory and other assets related to those products and the Company could lose customers and revenue. For example, the Company incurred a $17.6 million pretax asset write off in the second quarter of fiscal 1997 for discontinuance of the Avanti 672 product development program. To the extent products developed by the Company are based upon anticipated changes in semiconductor production technologies, sales for such products may be adversely affected if other technology becomes accepted in the industry.

     The Company is Subject to Risks Associated with International
Sales. International sales accounted for approximately 46% of the Company's revenue in fiscal 1998 and 27% in fiscal 1997. The Company expects that international sales will continue to account for a significant portion of its revenue in future periods. International sales are subject to certain risks, including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations, managing distributors and collecting accounts receivable. These risks will increase as the Company establishes a fully-staffed Asia Pacific division to service the Asian market. A direct presence in these markets, particularly Japan, may also adversely affect the Company's relationship with its current distributors. The Company is also subject to risks associated with regulations relating to the import and export of technology products. Laws limit the export of the Company's products to certain countries. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country.

     Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Although the Company's sales are currently denominated only in U.S. dollars, future international activity may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations.

     Future Acquisitions May Require Significant Resources and Adversely Affect Results. Part of the Company's strategy is to acquire complementary products, technologies or businesses. This may cause a disruption in the Company's ongoing business and distraction of management and other resources. An acquisition could absorb substantial cash resources, require the Company to incur or assume debt obligations, or involve the issuance of Common Stock, which could dilute the Company's existing stockholders. An acquisition which is accounted for as a purchase, like the Company's past acquisitions, could involve significant one-time charges, or could involve the amortization of intangible assets, which would adversely affect earnings in the period(s) incurred. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

     The Company's previous acquisitions have resulted in significantly higher operating expenses because the Company initially operated each acquired business independently, resulting in separate marketing, customer support and administrative functions. The companies acquired generally had not operated profitably before their acquisition by IPEC. IPEC Clean, acquired in fiscal 1995, had never operated profitably, was discontinued by the Company in fiscal 1997 and closed in the third quarter of fiscal 1998, resulting in a $25.0 million charge (net of taxes) in fiscal 1997 and a $10.6 million charge in fiscal 1998. IPEC Precision has not achieved significant revenue from shipments of production equipment.

     The Company Would be Adversely Affected if Suppliers Could Not Deliver Goods and Services. The Company relies on a limited number of independent manufacturers to provide certain components in assemblies made to the Company's specifications and used in the Company's products. If the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties that resulted in the reduction or interruption of supply to the Company, the Company's financial and operating results would be materially adversely affected. In addition, the Company purchases certain key components from qualified vendors for which alternative qualified sources are not currently available. A prolonged inability to obtain adequate amounts of qualified components would also adversely affect the Company's financial and operating results.

     The Company Depends on its Key Personnel. The Company's success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel. There is intense competition for such personnel, particularly in Phoenix, Arizona, which has a relatively low unemployment rate, and the Company may experience difficulty in hiring skilled personnel. During July and October 1996, and in April, July and September 1998, the Company laid off employees to reduce its expenses and may do so in the future. Repeated layoffs could adversely affect the retention of employees and could adversely affect the Company's ability to hire new personnel in the future. Personnel reductions at IPEC Precision included technical personnel, who could be difficult to replace if IPEC Precision successfully markets its products and requires additional engineering staff to support customers.

     The Company Depends on Proprietary Technology, and Protection is Uncertain. The Company's success depends significantly on proprietary technology. Patents issued to the Company may not provide the Company with meaningful advantages and may be challenged. To the extent that a competitor of the Company is able to reproduce or otherwise capitalize on the Company's technology, it may be difficult or impossible for the Company to obtain necessary intellectual property protection in the United States or other countries where such competitor conducts its operations. Moreover, the laws of foreign countries may not protect the Company's intellectual property to the same extent as the laws of the United States.

     The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. These agreements may be breached, and the Company may not have adequate remedies for any such breach. The Company's trade secrets may also become known to or independently developed by others.

     The Company is Subject to Infringement Claims. Similar to other technology companies, the Company may from time to time receive notice of claims of infringement of other parties' proprietary rights. If any Company product is found to infringe the rights of others, a court may grant an injunction to prevent making, selling or using the product in the applicable country. The Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. Expensive and time-consuming litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of proprietary rights of others.

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

     The Company is Exposed to Product Liability and Environmental
Regulations. The Company may be subject to product liability claims, as well as the risk that harmful substances will escape into the workplace or the environment and cause damage or injuries. The Company's products could malfunction in the future and damage a customer's facilities and harm its employees. The Company and its customers are subject to stringent federal, state and local regulations governing the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing operations. Current or future regulations could require the Company or its customers to make substantial expenditures for preventive or remedial action, reduction of chemical exposure or waste treatment or disposal.

     Certain Anti-Takeover Provisions May Discourage Change in Control. Various factors could discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the holders of Common Stock who are not officers and directors might otherwise receive a premium for their shares over then current prices. These factors include the following:

     - Certain shareholders have outstanding rights to elect members of the Company's Board of Directors.

     - The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue additional Preferred Stock and to determine their rights, preferences and privileges, without further vote or action by its stockholders. Pursuant to Delaware corporate law, the approval of the holders of outstanding Preferred Stock may be required for certain corporate actions. Any series of Preferred Stock that the Company may issue in the future would participate in these class voting rights and may have additional independent rights to approve certain actions.

     - The Company adopted a stockholder rights plan in May 1997.

     - The Company is subject to Delaware General Corporation Law, which restricts certain business combinations with interested stockholders.

     The Company's Common Stock Price is Volatile. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The market price of the Company's Common Stock may be significantly affected by a number of factors, including:

     - actual or anticipated fluctuations in the Company's financial results or of other companies in the semiconductor industry;

     - announcements by the Company or its competitors regarding new products;

     - changes in financial estimates by securities analysts;

     - general market conditions.

     In addition, the stock market has experienced extreme volatility affecting the market price for many technology companies that often has been unrelated to the operating performance of particular companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

     The Company May Need to Raise Capital on Unfavorable Terms. The Company believes that its cash, cash equivalents, and short-term investments are sufficient to support its operation through the foreseeable future. Additional new debt or equity financing may be required to fund the Company's growth, which may result in substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder the Company's ability to make continued capital investments.

     The Company Faces Year 2000 Computer Issues. Many companies face potentially serious computer problems because most software written in the past will not properly recognize calendar dates beginning in the year 2000. This could cause computers to either shut down or lead to incorrect calculations. The Company has identified the changes required to its computer programs and hardware. The necessary modifications to the Company's centralized financial, customer, and operational information systems are expected to be completed by the end of calendar 1998. Noncentralized systems, such as software used to operate the Company's products, are currently being reviewed for Year 2000 problems. Modifications to software used to operate the Company's products are expected to be completed by the end of calendar 1998. Modifications to other noncentralized systems are expected to be completed in early calendar 1999. The Company expects to incur costs to remedy year 2000 problems in the future, primarily for non-business systems such as software used to operate the Company's products. The Company does not currently anticipate these costs will be material. If the Company or third parties with whom it has relationships were to cease or unsuccessfully complete their year 2000 remediation efforts, the Company may encounter disruptions in its business. The Company has not currently established a formal year 2000 contingency plan but will consider and, if necessary, address doing so as part of its year 2000 review process. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may address interruptions resulting from third parties' failure to be year 2000 ready.

     Description of Forward-Looking Statements. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements concerning future trends and growth in the markets for semiconductor devices, semiconductor capital equipment and CMP equipment; the Company's product research and development efforts; establishment of an Asia-Pacific division; cooperative research and project development efforts including the Company's relationship with Novellus to develop copper and dual damascene CMP; competition; future revenue that may be implied by reported backlog; revenue in fiscal 1999 and the first quarter of fiscal 1999; tax rates; sufficiency of the Company's capital resources; gross margins in fiscal 1999; profitability in fiscal 1999; cost containment measures; ability of Korean customers to place orders; and year 2000 issues.

     These forward-looking statements may be found in "Business", "MD&A" and "Risk Factors." Forward-looking statements not specifically set forth above may also be found in these and other sections of this Form 10-K. The Company's actual future results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those discussed in "Risk Factors" and elsewhere in this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Index to IPEC Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information about the Company's directors required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1998. Such information is incorporated herein by reference. The following table sets forth certain information concerning the Company's current executive officers as of June 30, 1998:

NAME                                    AGE                   POSITION
----                                    ---                   --------
Sanjeev R. Chitre.....................  43     Chairman of the Board of Directors
Roger D. McDaniel.....................  59     President and Chief Executive Officer
John S. Hodgson.......................  47     Vice President, Chief Financial
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

     ROGER D. MCDANIEL has been President and Chief Executive Officer of the Company since September 1997 and has been a director of the Company since August 1996. From April 1989 to August 1996, he was the Chief Executive Officer of MEMC, a silicon wafer producer, and served as a director of MEMC from April 1989 to March 1997. Mr. McDaniel is a director of Veeco Instruments, Inc. and is a director and past

Chairman of the Semiconductor Equipment and Materials International, an international industry association of material and equipment manufacturers which serves the semiconductor industry.

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

ITEM 11.  EXECUTIVE COMPENSATION

     In connection with the acquisition of Westech, in August 1993 the Company entered into a ten year Consulting Agreement with Harold C. Baldauf, a director of the Company, and his two sons. Under the terms of the agreement, they are to provide consulting services in the day-to-day operations of the Company's business for up to 130 days in the aggregate during each calendar year. They are to be paid $150,000 per year to be divided among them in accordance with their determination of the proportions of the consulting services provided by each of them during the relevant period. During the term of the agreement, Mr. Baldauf and his two sons are prohibited from acting in any capacity in connection with any entities which operate a business in competition with the business of the Company or its affiliates. The terms of the agreement were determined through arms-length negotiation conducted between the Company and the consultants, none of whom were affiliates of the Company at the time of the negotiations. However, because the agreement was negotiated in the context of the Westech acquisition, the terms of the consulting arrangements may be more favorable to Mr. Baldauf and his sons than an agreement the Company would negotiate with a non-affiliate. The Company paid $650,000 to Mr. Baldauf to buy-out this agreement in 1998. The non-compete covenant in the agreement will remain in effect until August 2003.

     Additional information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after June 30, 1998 and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

        1. Index to Consolidated Financial Statements

                                                                PAGE(S) IN
                                                                FORM 10-K
                                                                ----------
Independent Auditors' Report, KPMG Peat Marwick LLP.........       F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997....       F-3
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1997 and 1996..............................       F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1998, 1997 and 1996..........       F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1998, 1997 and 1996..............................       F-6
Notes to Consolidated Financial Statements..................       F-7

        2. Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this amendment:

EXHIBIT                           DESCRIPTION
-------                           -----------
     2.1  Stock Purchase Agreement among IPEC, William Reiersgaard and
          GAARD Automation Inc. ("GAARD"), dated effective October 30,
          1995. Incorporated by reference to Exhibit 2.1 to the
          Company's Current Report on Form 8-K for reporting date
          October 30, 1995 and filed November 14, 1995 (File No.
          0-20470) ("GAARD 8-K").
     2.2  Asset Purchase Agreement between IPEC and Hughes Danbury
          Optical Systems, Inc. ("HDOS"), dated effective December 29,
          1995. Incorporated by reference to Exhibit 2.1 to the
          Company's Current Report on Form 8-K for reporting date
          December 29, 1995 and filed January 13, 1996 (File No.
          0-20470) ("HDOS 8-K").
     3.1  Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on
          Form 10-KSB for the fiscal year ended June 30, 1993
          (File No. 0-20470) (the "1993 Form 10-KSB").
     3.2  Amendment of Certificate of Incorporation, effective
          December 16, 1993. Incorporated by reference to Exhibit 3.2 to Amendment No. 1, filed on December 30, 1993 ("SB-2
          Amendment No. 1") to the Company's Registration Statement on
          Form SB-2 (Registration No. 33-70962) (the "SB-2
          Registration Statement").
     3.3  By-Laws, as amended. Incorporated by reference to Exhibit
          3.3 to SB-2 Amendment No. 1.
     3.4  Certificate of Amendment of the Certificate of Incorporation
          of the Company, filed with the State of Delaware on January
          31, 1996, previously filed as Exhibit 3(i).1 to the
          Company's Quarterly Report on Form 10-Q for the third
          quarter ended March 31, 1996, incorporated herein by
          reference.
     4.1  Stockholders' Agreement, dated as of August 31, 1993 among the Company, Harold C. Baldauf ("HCB") and Janet A. Baldauf
          ("JAB"). Incorporated by reference to Exhibit 10.22 to the
          1993 Form 10-KSB.
    10.1  Licensing and Manufacturing Agreement, dated July 18, 1990, between the Company and MTC. Incorporated by reference to
          Exhibit 10.4 to the IPO Registration Statement.
    10.2  Form of 1994 Public Offering Unit Purchase Option between the Company and Blair. Incorporated by reference to Exhibit
          1.2 to Amendment No. 3 to the SB-2 Registration Statement,
          filed January 25, 1994 ("SB-2 Amendment No. 3").
    10.3  Consulting Agreement dated as of August 31, 1993 by and among the Company, HCB, Harold Baldauf, Jr. and David
          Baldauf. Incorporated by reference to Exhibit 10.24 to the
          1993 Form 10-KSB.

EXHIBIT                           DESCRIPTION
-------                           -----------
    10.4  Settlement Agreement, dated January 23, 1993, between
          Westech and SpeedFam. Incorporated by reference to Exhibit
          10.34 to the 1993 Form 10-KSB.
    10.5  Indenture of Lease, dated July 30, 1993, relating to facilities leased for Westech's subassembly manufacturing
          facility. Incorporated by reference to Exhibit 10.38 to SB-2
          Amendment No. 2.
    10.6  Lease, dated July 20, 1994, relating to Westech's facility in Phoenix, Arizona. Incorporated by reference to Exhibit
          10.35 to the Company's Registration Statement on Form S-3
          (Registration No. 33-9038) filed on May 12, 1995 (the "May
          1995 Form S-3").
    10.7  Lease, dated November 1, 1994, relating to Tempe, Arizona research and development facility. Incorporated by reference to Exhibit 10.36 to the May 1995 Form S-3.
    10.8  Lease, dated October 15, 1985, as amended (together with related Subordination, Non-Disturbance and Estoppel
          Agreement dated July 1, 1986), relating to the facility of
          Athens Research and Development Corporation ("Athens") in
          Oceanside, California. Incorporated by reference to Exhibit
          10.37 to the May 1995 Form S-3.
    10.9  Lease, dated March 23, 1988, as amended (together with related Subordination, Nondisturbance and Attornment
          Agreement dated January 17, 1995), relating to Athens'
          larger facility in Oceanside, California. Incorporated by
          reference to Exhibit 10.38 to the May 1995 Form S-3.
   10.10  IPEC 1992 Stock Option Plan (as amended December 12, 1995), previously filed as Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the second quarter ended December
          31, 1995, incorporated herein by reference.
   10.11  Promissory Note (First Note) from IPEC to William
          Reiersgaard dated October 30, 1995. Incorporated by
          reference to Exhibit 2.4 to the GAARD 8-K.
   10.12  Promissory Note (Second Note) from IPEC to William
          Reiersgaard dated October 30, 1995. Incorporated by
          reference to Exhibit 2.4 to the GAARD 8-K.
   10.13  Security and Pledge Agreement dated December 29, 1995 between IPEC Precision and IPEC in favor of HDOS.
          Incorporated by reference to Exhibit 2.5 to the HDOS 8-K.
   10.14  Form of Promissory Note and Security Agreement dated
          December 1995 from Sanjeev Chitre to IPEC, previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form
          10-Q for the second quarter ended December 31, 1995,
          incorporated herein by reference.
   10.15  Lease Agreement, dated March 8, 1996, relating to IPEC
          Precision's facility in Bethel, Connecticut. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1996 (File No.
          0-20470) ("1996 Form 10-K").
   10.16  Loan Agreement dated April 24, 1996, between the Company and
          First Interstate Bank of Arizona, N.A. ("Credit Facility
          Agreement"), with related Side Letter Concerning Liens dated
          April 24, 1996, Letter Agreement dated May 31, 1996,
          Revolving Credit Note dated April 24, 1996, Term Note dated
          April 24, 1996 and Security Agreement dated April 24, 1996.
          Incorporated by reference to Exhibit 10.20 to the 1996 Form
          10-K.
          The following additional schedules to the Credit Facility
          Agreement have been omitted and the Company agrees to
          furnish supplementally a copy of any omitted schedule to the
          Securities and Exchange Commission upon request: Officer's
          Certificate of Parent dated April 24, 1996, Borrowing Base
          Certificate dated April 25, 1996, Compliance Certificate
          dated April 24, 1996, Notice of Negative Pledge dated April
          24, 1996, and Patent Mortgage, Trademark Security
          Agreements, Patent Security Agreements and Copyright
          Security Agreements for the Company and its subsidiaries,
          each dated April 24, 1996.
   10.17  Warrant Purchase Agreement, dated as of October 4, 1996, between the Company and Intel Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 1996 for the quarter
          ended September 30, 1996.

EXHIBIT                           DESCRIPTION
-------                           -----------
   10.18  Notice of Settlement of Indemnification Claims under Westech
          Agreement and Plan of Merger and Related Escrow Agreement,
          dated September 19, 1996. Incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
          filed on November 14, 1996 for the quarter ended September
          30, 1996.
   10.19  Subscription Agreement, dated as of December 12, 1996, between the Company and Fletcher International Limited
          ("Fletcher"). Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K for reporting date
          December 16, 1996 and filed on December 30, 1996 (File No.
          0-20470) ("Fletcher 8-K").
   10.20  Warrant Certificate, dated as of December 16, 1996, issued by the Company to Fletcher. Incorporated by reference to
          Exhibit 99.1 to the Fletcher 8-K.
   10.21  Lease Agreement between Seldin Properties and the Company, dated December 26, 1996. Incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
          filed on February 14, 1997 for the quarter ended December
          31, 1996.
   10.22  Amendment to Loan Agreement between Wells Fargo Bank and the
          Company, dated March 28, 1997. Incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
          filed on May 14, 1997 for the quarter ended March 31, 1997.
   10.23  Fifth Modification of Loan Agreement between Wells Fargo
          Bank and the Company, dated April 30, 1997. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on form 10-K filed for the year ended June 30, 1997 ("1997 Form
          10-K").
   10.24  Sixth Modification of Loan Agreement between Wells Fargo
          Bank and the Company dated June 27, 1997. Incorporated by
          reference to Exhibit 10.28 to the 1997 Form 10-K.
   10.25  Seventh Modification of Loan Agreement Wells Fargo Bank and
          the Company dated September 11, 1997. Incorporated by
          reference to Exhibit 10.30 to the Company's Registration
          Statement on Form S-3 (Registration No. 333-42369).
   10.26  Purchase Agreement between Integrated Process Equipment
          Corp. (the "Company") and Morgan Stanley & Co. Incorporated
          ("MS"), acting on behalf of MS, Hambrecht & Quist LLC,
          Prudential Securities Incorporated and UBS Securities LLC
          (collectively, the "Initial Purchasers"), dated September
          11, 1997. Incorporated by reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q filed on November
          13, 1997 for the quarter ended September 30, 1997
          ("September 30, 1997 Form 10-Q").
   10.27  Indenture between the Company and State Street Bank and
          Trust of California, N.A., dated September 15, 1997.
          Incorporated by reference to Exhibit 10.2 to the September
          30, 1997 Form 10-Q.
   10.28  Registration Rights Agreement between the Company and the
          Initial Purchasers, dated September 15, 1997. Incorporated by reference to Exhibit 10.3 to the September 30, 1997 Form
          10-Q.
   10.29  Specimen of 6 1/4% Convertible Subordinated Note due 2004
          issued by the Company on September 17, 1997 in the amount of
          $115,000,000. Incorporated by reference to Exhibit 10.4 to the September 30, 1997 Form 10-Q.
   10.30  Executive Employment Agreement between the Company and Roger
          D. McDaniel (without exhibits), dated August 13, 1997.
          Incorporated by reference to Exhibit 10.5 to the September
          30, 1997 Form 10-Q.
   10.31  Amendment to Executive Employment Agreement between the
          Company and Roger D. McDaniel, dated December 4, 1997.
          Incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-8 (Registration No.
          333-59189).
    11.1  Statement Regarding Computation of Per Share Earnings.
    21.1  Subsidiaries of Company.

EXHIBIT                           DESCRIPTION
-------                           -----------
    23.1  Consent of KPMG Peat Marwick LLP.
    24.1  Power of Attorney (see page 27).
    27.1  Financial Data Schedule

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

                                          INTEGRATED PROCESS EQUIPMENT CORP.
                                          a Delaware Corporation

                                          By: /s/ JOHN S. HODGSON

                                            ------------------------------------
                                            John S. Hodgson
                                            Vice President, Chief Financial
                                              Officer, Treasurer and Secretary
                                              (Principal Financial and
                                              Accounting Officer)

Date: September 24, 1998

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

            SIGNATURE                                   TITLE                              DATE
            ---------                                   -----                              ----

      /s/ ROGER D. MCDANIEL
----------------------------------
        Roger D. McDaniel             President, Chief Executive Officer and        September 23, 1998
                                      Director (Principal Executive Officer)

      /s/ SANJEEV R. CHITRE
----------------------------------
        Sanjeev R. Chitre             Chairman of the Board of Directors            September 23, 1998

       /s/ JOHN S. HODGSON
----------------------------------
         John S. Hodgson              Vice President, Chief Financial Officer,      September 23, 1998
                                      Treasurer and Secretary (Principal
                                      Financial and Accounting Officer)

      /s/ HAROLD C. BALDAUF
----------------------------------
        Harold C. Baldauf             Director                                      September 23, 1998

      /s/ WILLIAM J. FRESCHI
----------------------------------
        William J. Freschi            Director                                      September 23, 1998

         /s/ KENNETH LEVY
----------------------------------
           Kenneth Levy               Director                                      September 23, 1998

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report, KPMG Peat Marwick LLP.........  F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1997 and 1996..............................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1998, 1997 and 1996..........  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1998, 1997 and 1996..............................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Integrated Process Equipment Corp.:

     We have audited the accompanying consolidated balance sheets of Integrated Process Equipment Corp. and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Process Equipment Corp. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Phoenix, Arizona
August 4, 1998

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    JUNE 30,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  14,098    $ 40,656
  Short-term investments....................................     70,032          --
  Accounts receivable.......................................     43,837      45,590
  Inventories...............................................     67,049      44,729
  Prepaid expenses..........................................      2,686         968
  Net assets of discontinued operations.....................         --       2,463
  Deferred income taxes.....................................         --      11,425
                                                              ---------    --------
          Total current assets..............................    197,702     145,831
                                                              ---------    --------
Property, plant and equipment, net..........................     34,883      25,462
Intangible assets, net......................................      8,820      11,798
Deferred income taxes.......................................         --      13,381
Other assets................................................      4,483       1,593
                                                              ---------    --------
                                                              $ 245,888    $198,065
                                                              =========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $      --    $    124
  Current portion of long-term debt.........................      1,555      10,599
  Accounts payable..........................................     10,443      17,445
  Accrued liabilities.......................................     21,528      18,567
                                                              ---------    --------
          Total current liabilities.........................     33,526      46,735
Long-term debt, less current portion........................    117,078      19,546
                                                              ---------    --------
          Total liabilities.................................    150,604      66,281
                                                              ---------    --------
Commitments and contingencies
Stockholders' equity:
  Series B preferred stock, $.01 par value per share.
     Nonvoting Authorized, 2,000,000 shares:
     Series B-1 cumulative preferred stock. Authorized
      21,478 shares, issued and outstanding 14,408 shares at
      June 30, 1998 and 14,543 shares at June 30, 1997.
      Liquidation preference of $1,342 as of June 30,
      1998..................................................         --          --
     Series B-2 cumulative preferred stock. Authorized
      21,478 shares, issued and outstanding 19,544 shares at
      June 30, 1998 and 1997. Liquidation preference of
      $1,820 as of June 30, 1998............................         --          --
     Series B-3 cumulative preferred stock. Authorized
      21,478 shares, issued and outstanding 9,898 shares at
      June 30, 1998 and 1997. Liquidation preference of $922
      as of June 30, 1998...................................         --          --
  Series D preferred stock, $.01 par value per share.
     Authorized 50,000 shares, 1,000 votes per share; no
     shares issued and outstanding..........................         --          --
  Common stock, $.01 par value per share. One vote per
     share. Authorized 50,000,000 shares, issued and
     outstanding 17,530,368 shares at June 30, 1998 and
     16,889,071 shares at June 30, 1997.....................        175         169
  Class A common stock, $.01 par value per share. Four votes per share Authorized 3,500,000 shares, issued and
     outstanding 223,675 shares at June 30, 1998 and 453,057
     shares at June 30, 1997................................          2           5
  Additional paid-in capital................................    196,242     189,422
  Accumulated deficit.......................................   (100,355)    (57,850)
  Foreign currency translation adjustment...................       (780)         38
                                                              ---------    --------
          Total stockholders' equity........................     95,284     131,784
                                                              ---------    --------
                                                              $ 245,888    $198,065
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED JUNE 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Revenue....................................................  $189,012    $144,688    $148,690
Cost of goods sold.........................................   121,581      82,842      85,061
                                                             --------    --------    --------
  Gross margin.............................................    67,431      61,846      63,629
Operating expenses:
  Research and development.................................    33,501      23,951      15,877
  Selling, general and administrative......................    37,036      27,563      26,653
  Purchased research and development.......................        --          --      36,961
  Program discontinuance charge............................        --      17,601          --
                                                             --------    --------    --------
          Total operating expenses.........................    70,537      69,115      79,491
                                                             --------    --------    --------
  Operating loss...........................................    (3,106)     (7,269)    (15,862)

Other income (expense):
  Interest income..........................................     4,402         570       1,680
  Interest expense.........................................    (6,761)     (1,707)     (2,031)
  Other, net...............................................       (88)        273         451
                                                             --------    --------    --------
          Total other income (expense).....................    (2,447)       (864)        100
                                                             --------    --------    --------
  Loss from continuing operations before income taxes......    (5,553)     (8,133)    (15,762)
Income tax expense (benefit)...............................    26,128      (2,951)     (6,399)
                                                             --------    --------    --------
  Loss from continuing operations..........................   (31,681)     (5,182)     (9,363)

Discontinued operations:
  Loss from operations of IPEC Clean, net of taxes.........        --      (3,614)     (1,294)
  Loss on disposal of IPEC Clean, net of taxes.............   (10,578)    (24,950)         --
                                                             --------    --------    --------
  Loss from discontinued operations........................   (10,578)    (28,564)     (1,294)
                                                             --------    --------    --------
  Net loss.................................................   (42,259)    (33,746)    (10,657)
Cumulative dividend on preferred stock.....................      (244)       (284)       (579)
                                                             --------    --------    --------
  Net loss attributable to common stockholders.............  $(42,503)   $(34,030)   $(11,236)
                                                             ========    ========    ========
Basic and diluted loss from continuing operations per
  common share.............................................  $  (1.81)   $  (0.35)   $  (0.69)
                                                             ========    ========    ========
Basic and diluted net loss per common share................  $  (2.41)   $  (2.18)   $  (0.78)
                                                             ========    ========    ========
Weighted average shares used in per share calculation......    17,603      15,623      14,434
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                -------------------------------------------------------------------------
                                                                                FOREIGN
                                         CLASS A   ADDITIONAL                  CURRENCY         TOTAL
                                COMMON   COMMON     PAID-IN     ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                                STOCK     STOCK     CAPITAL       DEFICIT     ADJUSTMENT       EQUITY
                                ------   -------   ----------   -----------   -----------   -------------
Balance at June 30, 1995......   $135      $ 5      $142,422     $ (12,450)      $   8        $130,120
Issuance of Series B-3
  preferred stock.............     --       --         2,000            --          --           2,000
Exercise of warrants and unit
  purchase options............      3       --         2,339            --          --           2,342
Acquisition of remaining
  interests in Athens Corp....      2       --           204            --          --             206
Conversion of convertible
  debenture...................     --       --           110            --          --             110
Exercise of stock options, net
  of tax benefits and employee
  stock plan purchases........      2       --         4,555            --          --           4,557
Issuance of warrants..........     --       --           100            --          --             100
Net loss......................     --       --            --       (10,657)         --         (10,657)
Preferred stock dividends
  paid........................     --       --            --          (439)         --            (439)
Foreign currency translation
  adjustment..................     --       --            --            --          (2)             (2)
                                 ----      ---      --------     ---------       -----        --------
Balance at June 30, 1996......    142        5       151,730       (23,546)          6         128,337
Retirement of Series B-1
  preferred stock.............     --       --          (500)           --          --            (500)
Conversion of Series B
  preferred stock to common
  stock.......................      2       --            (2)           --          --              --
Issuance of Series C preferred
  stock (less offering costs
  of $1,600) and conversion of
  Series C preferred stock to
  common stock................     13       --        23,387            --          --          23,400
Issuance of warrants..........     --       --         1,059            --          --           1,059
Exercise of stock options, net
  of tax benefits and employee
  stock plan purchases........     10       --        13,403            --          --          13,413
Exercise of warrants..........      2       --           345            --          --             347
Net loss......................     --       --            --       (33,746)         --         (33,746)
Preferred stock dividends
  paid........................     --       --            --          (558)         --            (558)
Foreign currency translation
  adjustment..................     --       --            --            --          32              32
                                 ----      ---      --------     ---------       -----        --------
Balance at June 30, 1997......    169        5       189,422       (57,850)         38         131,784
Conversion of Class A common
  stock to common stock.......      3       (3)           --            --          --              --
Exercise of stock options, net
  of tax benefits and employee
  stock plan purchases........      3       --         7,716            --          --           7,719
Net loss......................     --       --            --       (42,259)         --         (42,259)
Unearned compensation, net....     --       --          (896)           --          --            (896)
Preferred stock dividends
  paid........................     --       --            --          (246)         --            (246)
Foreign currency translation
  adjustment..................     --       --            --            --        (818)           (818)
                                 ----      ---      --------     ---------       -----        --------
Balance at June 30, 1998......   $175      $ 2      $196,242     $(100,355)      $(780)       $ 95,284
                                 ====      ===      ========     =========       =====        ========

          See accompanying notes to consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED JUNE 30,
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    --------    --------
Cash flows from operating activities:
  Net loss................................................  $ (42,259)   $(33,746)   $(10,657)
  Adjustments to reconcile net loss to net cash provided
     by
     (used in) operating activities:
     Depreciation and amortization........................     11,021       9,496       6,328
     Deferred taxes.......................................     26,222     (10,527)    (15,855)
     Loss on disposal of IPEC Clean, net of taxes.........     10,578      24,950          --
     Program discontinuance charge........................         --      17,601          --
     Purchased research and development...................         --          --      36,961
     Cost of warrants issued..............................         --       1,059          --
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable................................      2,607     (11,584)    (10,432)
       Inventories........................................    (22,320)    (30,293)        521
       Prepaid expenses and other assets..................       (789)       (140)       (487)
       Accounts payable...................................     (7,057)      5,484      (7,054)
       Accrued liabilities................................     (4,848)      1,624       3,062
       Net assets of discontinued operations..............       (802)      2,306       7,349
                                                            ---------    --------    --------
          Net cash provided by (used in) operating
            activities....................................    (27,647)    (23,770)      9,736
                                                            ---------    --------    --------
Cash flows from investing activities:
  Purchase of property, plant and equipment...............    (16,994)     (3,703)    (36,571)
  Proceeds from sale of property, plant and equipment.....         --      20,417         752
  Purchases of short-term investments.....................   (545,536)         --          --
  Proceeds from the sale of short-term investments........    475,504          --          --
  Purchase of subsidiaries, net of cash acquired..........         --          --     (23,641)
                                                            ---------    --------    --------
          Net cash provided by (used in) investing
            activities....................................    (87,026)     16,714     (59,460)
                                                            ---------    --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt............................    111,181      15,214      35,787
  Repayment of notes payable..............................       (124)     (1,356)    (24,000)
  Net proceeds from issuance of common stock and
     warrants.............................................      5,407      11,701       5,544
  Payment of preferred stock dividends....................       (246)       (558)       (439)
  Repayment of long-term debt and capital leases..........    (27,285)    (12,046)    (21,631)
  Net proceeds from issuance of Series C preferred
     stock................................................         --      23,400          --
                                                            ---------    --------    --------
          Net cash provided by (used in) financing
            activities....................................     88,933      36,355      (4,739)
                                                            ---------    --------    --------
Effect of exchange rate changes on cash...................       (818)         32          (2)
                                                            ---------    --------    --------
          Net increase (decrease) in cash and cash
            equivalents...................................    (26,558)     29,331     (54,465)
Cash and cash equivalents, beginning of year..............     40,656      11,325      65,790
                                                            ---------    --------    --------
Cash and cash equivalents, end of year....................  $  14,098    $ 40,656    $ 11,325
                                                            =========    ========    ========

          See accompanying notes to consolidated financial statements.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (IN THOUSANDS, EXCEPT PERCENTAGES, SHARES AND PER SHARE AMOUNTS)

(1) ORGANIZATION

     Integrated Process Equipment Corp. (IPEC) and subsidiaries (the Company) is a supplier of chemical mechanical planarization (CMP) systems used in the manufacture of semiconductors and advanced plasma-assisted chemical etching equipment and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices.

  Acquisitions

     IPEC Planar Portland

     On October 30, 1995, the Company acquired all of the outstanding common stock of GAARD Automation, Inc. (GAARD), a privately-owned company that developed and sold an advanced high-throughput CMP system for metal planarization. On January 1, 1997, GAARD was merged into IPEC Planar, Inc., a wholly owned subsidiary of IPEC. The purchase price consisted of cash of $12 million and notes payable and long-term debt of $18.9 million. Notes payable of $15 million were subsequently repaid in fiscal 1996.

     The purchase price was allocated to the assets acquired (including cash of $1.3 million) and liabilities assumed based on their fair values as follows:

Purchase price:
  Cash.....................................................  $12,000
  Notes payable............................................   15,700
  Long-term debt...........................................    3,223
  Costs of acquisition.....................................      620
                                                             -------
          Total............................................  $31,543
                                                             =======
Assets acquired and liabilities assumed:
  Current assets...........................................  $ 7,958
  Property, plant and equipment............................      128
  Deferred income taxes....................................    1,010
  Purchased research and development.......................   28,793
  Current liabilities......................................   (6,346)
                                                             -------
          Total............................................  $31,543
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

     IPEC Precision

     On December 29, 1995, the Company's subsidiary IPEC Precision, Inc. acquired substantially all of the assets constituting the Precision Materials Operation of Hughes Danbury Optical Systems, Inc. (HDOS). IPEC Precision (formerly HDOS) was engaged in the design, manufacture, and sale of precision equipment,

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES based on proprietary plasma-assisted chemical etching and metrology technologies, for use in the production of advanced semiconductor wafers and devices, and provided wafer processing services that use such proprietary technology and equipment. The purchase price consisted of cash of $11.5 million and notes payable of $10.4 million. The notes payable were paid in fiscal 1996 and 1997.

     The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

Purchase price:
  Cash.....................................................  $11,517
  Notes payable............................................   10,356
  Costs of acquisition.....................................      725
                                                             -------
          Total............................................  $22,598
                                                             =======
Assets acquired and liabilities assumed:
  Current assets...........................................  $   879
  Property, plant and equipment............................    6,190
  Deferred income taxes....................................      400
  Patents..................................................    6,222
  Assembled workforce......................................    1,622
  Purchased research and development.......................    8,168
  Current liabilities......................................     (883)
                                                             -------
          Total............................................  $22,598
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

     Pro Forma

     Pro forma unaudited consolidated operations data from continuing operations (excluding nonrecurring charges for purchased research and development and discontinued operations), assuming all acquisitions had taken place on July 1, 1995, is as follows:

                                                           YEAR ENDED
                                                          JUNE 30, 1996
                                                          -------------
Revenue.................................................    $156,839
Net income..............................................    $ 13,587
Net income per share....................................    $    .94

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

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

  Cash and Cash Equivalents

     All highly liquid securities on deposit with banks, including marketable securities purchased with original maturities of three months or less at the date of purchase, are considered to be cash equivalents. As of June 30, 1997, the Company has classified marketable securities of $10 million with maturities of less than three months as cash equivalents. The Company intends to hold these securities to maturity.

  Short-Term Investments

     Short-term investments have an original maturity of less than eighteen months and a remaining maturity of one year or less. The Company's short-term investments are classified as held to maturity and carried at amortized cost as the Company has the ability and intent to hold these securities until maturity.

     A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new carrying value for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

  Concentration of Credit Risk

     The Company sells products and services primarily to semiconductor manufacturers, and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. At June 30, 1998, accounts receivable from the Company's largest customer was $14 million.

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

  Loss per Share of Common Stock

     During fiscal 1998, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 128, "Earnings per Share" (SFAS No. 128). Earnings (loss) per share for all prior periods have been restated to conform to the provisions of SFAS 128. Basic earnings per share is computed by dividing income attributable to common stockholders or income from continuing operations, by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In calculating net loss per common share for 1998, 1997 and 1996, 1.4 million, 1.2 million and 2.2 million common stock equivalent shares consisting of stock options, warrants, and convertible preferred stock have been excluded because their inclusion would have been anti-dilutive.

  Stock Based Compensation

     In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (see note 10).

  Foreign Currency Translation

     The functional currency for the Company's foreign operations is their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates at the balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates for the year. The effects of foreign currency translation adjustments are included as a separate component of stockholders' equity. Transaction gains and losses are included in operations and were not significant for the years ended June 30, 1998, 1997 and 1996.

  Reclassifications

     Certain 1996 and 1997 balances have been reclassified to conform to the 1998 presentation.

(3) INVENTORIES

     Inventories are summarized as follows:

                                                                JUNE 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Raw materials............................................  $48,422    $35,977
Work in process..........................................   19,880     18,182
Finished goods...........................................    5,103      3,549
                                                           -------    -------
                                                            73,405     57,708
Less: inventory obsolescence allowance...................   (6,356)   (12,979)
                                                           -------    -------
                                                           $67,049    $44,729
                                                           =======    =======

     In the second quarter of fiscal 1997, the Company recorded a pretax nonrecurring charge of $17.6 million, related to write-downs of inventories of $9.0 million, write-downs of property, plant and equipment of $4.1 million and the accrual of related noncancelable purchase orders of $4.5 million related to the discontinuance of the Avanti 672 product development program. Inventory associated with the Avanti 672 program was $900 thousand and $12.6 million, primarily in raw materials, with related allowances of $900 thousand and $10.1 million at June 30, 1998 and 1997, respectively.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

(4) DISCONTINUED OPERATIONS

     In the second quarter of fiscal 1997, the Company announced its decision to focus its resources on manufacturing CMP and CMP related equipment. As a result of this decision, the Company adopted a plan for the disposition by sale or closure of IPEC Clean in calendar 1997.

     IPEC Clean has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Revenue, related losses and income taxes associated with the discontinued operations are as follows:

                                                                JUNE 30,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Revenue..................................................  $ 4,609    $35,810
                                                           -------    -------
Loss from discontinued operations before taxes...........   (5,495)    (1,674)
Income tax benefit.......................................   (1,881)      (380)
                                                           -------    -------
Loss from discontinued operations, net of taxes..........  $(3,614)   $(1,294)
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

     Following the decision to dispose of IPEC Clean in calendar 1997, the Company entered into negotiations to sell its remaining assets. The deteriorating business climate in the Pacific Rim resulted in customers delaying expected purchases from IPEC Clean and the Company was unable to consummate a sale. The Company closed IPEC Clean in the third quarter of fiscal 1998 and is in the process of disposing of its assets. A charge of $10.6 million to write-down accounts receivable, inventory, equipment and other assets to liquidation value and to record additional liabilities was recorded in fiscal 1998.

     The net assets of the discontinued operations at June 30, 1997 have been reclassified in the accompanying consolidated balance sheet as follows:

Current assets.............................................  $ 7,078
Current liabilities........................................   (4,615)
                                                             -------
                                                             $ 2,463
                                                             =======

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows:

                                                               JUNE 30,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Buildings..............................................  $    151    $    151
Machinery and equipment................................    43,090      33,077
Building and leasehold improvements....................     3,676       3,384
Office furniture and fixtures..........................     1,172       1,067
Vehicles...............................................        64          84
Equipment recorded under capital leases................     5,192       4,629
                                                         --------    --------
                                                           53,345      42,392
Less: accumulated depreciation and amortization........   (18,462)    (16,930)
                                                         --------    --------
                                                         $ 34,883    $ 25,462
                                                         ========    ========

(6) INTANGIBLE ASSETS

     Intangible assets are summarized as follows:

                                                                JUNE 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Goodwill.................................................  $ 6,910    $ 6,910
Patents..................................................   11,398     11,398
Assembled workforce......................................       --      1,622
                                                           -------    -------
                                                            18,308     19,930
Less: accumulated amortization...........................   (9,488)    (8,132)
                                                           -------    -------
                                                           $ 8,820    $11,798
                                                           =======    =======

(7) ACCRUED LIABILITIES

     Accrued liabilities are summarized as follows:

                                                                JUNE 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Accrued warranties.......................................  $ 6,639    $ 4,382
Accrued interest.........................................    2,095         58
Accrued payroll and benefits.............................    1,821      1,943
Accrued vacation.........................................    1,492      1,413
Accrued commissions......................................    1,301      1,558
Accrued losses for phase-out of discontinued
  operations.............................................    3,956        877
Accrued income taxes.....................................      168        775
Accrued losses on noncancelable purchase commitments for
  discontinued program...................................       --      3,381
Other accrued liabilities................................    4,056      4,180
                                                           -------    -------
                                                           $21,528    $18,567
                                                           =======    =======

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

(8) LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                               JUNE 30,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Convertible subordinated notes(a).......................  $115,000    $    --
Notes payable, bank(b)..................................        --     25,000
Note payable, GAARD acquisition(c)......................       395      1,538
Capital lease obligations, interest at rates ranging
  from 8.7% to 10.9%(d).................................     3,238      3,513
Other notes payable.....................................        --         94
                                                          --------    -------
                                                           118,633     30,145
Less: current portion...................................     1,555     10,599
                                                          --------    -------
Long-term debt, net.....................................  $117,078    $19,546
                                                          ========    =======

---------------
(a) The Company completed a private placement in the first quarter of fiscal 1998 of $115.0 million 6.25% Convertible Subordinated Notes due in 2004 ("Notes"). The notes were subsequently registered with the Securities and Exchange Commission in fiscal 1998. Interest is payable semi-annually in March and September. The Notes are subordinated to all existing and future senior indebtedness and effectively subordinated to all liabilities, including trade payables and lease obligations of the Company and its subsidiaries. The Notes can be converted after ninety days from the original issuance into the Company's common stock at a conversion price of $39.00 per share. The notes are not redeemable by the Company prior to September 20, 2000.

    Proceeds have been utilized primarily for working capital purposes and to repay the balance of the Company's revolving line of credit, described below. Remaining portions of proceeds may be used to expand the Company's sales and service operations in Asia and for general corporate purposes including working capital and research and development. Pending such uses, the Company intends to invest the net proceeds in interest-bearing, investment grade securities. Debt issuance costs of $3.8 million incurred in connection with the private placement have been included in other assets and are being amortized over seven years.

(b) The Company entered into a loan agreement in April 1996 with a bank. Under the terms of the agreement, as modified, the Company received a $10.0 million term loan and a $20 million revolving loan facility, since modified to $15 million, to provide working capital and for general corporate purposes. The loan agreement was further modified to allow a $5 million increase of the revolving loan facility from the beginning of the last week of each fiscal quarter through the end of the first week of the subsequent quarter. The outstanding balance on the revolving loan facility was $25.0 million at June 30, 1997.

    The weighted average interest rate at June 30, 1997 on the outstanding balance was 8.32%. There have been no borrowings under this facility since September 1997. The commitments made under the revolving credit facility expired in April 1998, but were extended until June 22, 1998. The revolving loan facility was secured by a blanket lien on substantially all of the assets of the Company and its subsidiaries. The Company is currently negotiating a new credit facility with the bank. The $10.0 million term loan was repaid in the second quarter of fiscal 1997 in connection with the sale/leaseback transaction of the Company's Phoenix manufacturing and administrative facility described in Note 13.

(c) The Company issued a $3.2 million promissory note to the former owner of GAARD. The note bears interest at 5.58% per year, principal and interest are payable in monthly installments. The note matures in September 1998 and is unsecured.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

(d) The Company entered into lease financing arrangements for certain equipment that expire at various dates through December 2001.

     Interest expense to related parties was $304 thousand for the year ended June 30, 1996.

     The future maturities of long-term debt as of June 30, 1998 are as follows:

                  YEARS ENDING JUNE 30,
                  ---------------------
      1999................................................  $  1,555
      2000................................................     1,214
      2001................................................       815
      2002................................................        49
      2003................................................        --
      Thereafter..........................................   115,000
                                                            --------
      Total...............................................  $118,633
                                                            ========

(9) STOCKHOLDERS' EQUITY

  Preferred Stock

     The holders of Series B preferred stock are entitled to an annual cumulative dividend amounting to $5.59 per share, payable semiannually on December 31 and June 30, commencing June 30, 1994. Each share of the Series B-1 preferred stock, Series B-2 preferred stock and Series B-3 preferred stock is convertible into 12.54, 11.41 and 15.00 shares of common stock, respectively. During fiscal 1996, 268 shares of Series B-3 preferred stock were converted into 4,020 shares of common stock, in fiscal 1997, 13,738 shares of Series B-1, B-2 and B-3 preferred stock were converted into 198,522 shares of common stock, and in fiscal 1998, 135 shares of Series B-1 preferred stock were converted into 1,692 shares of common stock. During fiscal 1997, 5,370 shares of Series B-1 preferred stock were released from escrow to the selling stockholders of Westech (including a director) upon settlement of the purchase price of Westech. In accordance with the escrow settlement, the remaining 5,369 shares of the Series B-1 preferred stock held in escrow were retired.

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

  Unit Purchase Options

     Concurrent with the Company's secondary offering in February 1994, the Company issued unit purchase options to the underwriter for the purchase of 1,800 units at an exercise price of $1,650 per unit. Each unit consists of 130 shares of common stock and 78 Class B warrants which expire in 1999. At June 30, 1998, 103.6

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES of the original 1,800 units were outstanding. Class B warrants included in unit purchase options outstanding at June 30, 1998 could result in the issuance of 8,080 shares of the Company's common stock, if exercised.

  Warrants

     The following table summarizes warrant activity:

                                   CLASS C      COMMON       COMMON       COMMON
                                     (A)          (B)          (C)          (D)         TOTAL
                                  ---------    ---------    ---------    ---------    ---------
Exercise price..................  $    2.52      $ 29.25     $  14.66     $  24.57           --
Expiration......................    8/28/97     12/26/00     12/31/99     12/16/02           --
Outstanding at June 30, 1996....  $ 137,500      $10,000     $     --     $     --    $ 147,500
  Exercised in fiscal 1997......   (137,500)          --           --           --     (137,500)
  Issued in connection with an
    agreement with a major
    customer to accelerate
    certain deliveries in fiscal
    1997........................         --           --      250,000           --      250,000
  Issued in connection with
    issuance of Series C
    preferred stock in fiscal
    1997........................         --           --           --      476,352      476,352
                                  ---------    ---------    ---------    ---------    ---------
Outstanding at June 30, 1997 and
  1998..........................  $      --      $10,000     $250,000     $476,352    $ 736,352
                                  =========    =========    =========    =========    =========

---------------
(a) Upon exercise, the holder will receive one share of common stock for each warrant exercised.

(b) These warrants were issued in connection with services provided during the acquisition of GAARD and were assigned a value of $100 thousand.

(c) These warrants were issued in connection with an agreement to accelerate planned orders from a significant customer and were assigned a value of $1.1 million.

(d) These warrants were issued in connection with the Series C convertible preferred stock and assigned a value of $4.8 million.

(10) EMPLOYEE BENEFITS

     The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code that covers all eligible employees. Participants may contribute up to 15% of their salary. Participants vest immediately in their own contributions and over a five-year period in the Company's matching contributions. The Company made matching contributions of $350 thousand, $211 thousand and $189 thousand in fiscal 1998, 1997 and 1996, respectively.

     The Company's 1994 Employee Stock Purchase Plan (the "Purchase Plan") provides employees with a convenient means to acquire an equity interest in the Company. Eligible employees of the Company can purchase common stock through payroll deductions at 85% of the fair market value of the stock. Payroll deductions for the purchase of stock may not exceed 10% of an employee's base compensation or $25 thousand. As of June 30, 1998, 265,417 shares have been purchased under this plan. The maximum number of shares that may be issued under this plan is 1,000,000.

     The Company's 1992 Stock Option Plan (the "Option Plan") provides for the issuance of incentive stock options and nonqualified stock options to purchase up to 4,900,000 shares of common stock to employees, directors and consultants. The grants vest over periods ranging up to five years. Under the Option Plan, options may be granted to purchase shares of the Company's common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

     The Company granted to an officer 50,000 shares of Common Stock which vest monthly from September 1997 through February 2000. The Company deferred the related compensation of $1.3 million and is amortizing the cost over the vesting period. In 1998, $448 thousand was recorded as compensation expense.

     Effective in fiscal 1997 the Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company will continue to measure stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock.

     SFAS No. 123 requires disclosure of pro forma net earnings and pro forma net earnings per share as if the fair value based method had been applied in measuring compensation expense for awards granted in fiscal 1998, 1997 and 1996. Management believes that the fiscal 1998, 1997 and 1996 pro forma amounts may not be representative of the effects of stock-based awards on future pro forma net earnings and pro forma net earnings per share because, among other reasons, those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

     At June 30, 1998, there were 853,842 shares available for grant under the Option Plan. The per share weighted-average fair value of stock options granted under the Option Plan for the years ended June 30, 1998 and 1997 was $15.23 and $9.30, respectively, based on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for both years: expected dividend yield of 0%, expected volatility of 90%, risk-free interest rate of 6.25% and an expected life of three years.

     The following table summarizes the activity under this plan and includes 200,000 options granted outside the plan:

                             NUMBER OF                        WEIGHTED AVERAGE
                              OPTIONS      EXERCISE PRICE      EXERCISE PRICE     EXERCISABLE
                             ----------    ---------------    ----------------    -----------
Outstanding, June 30,
  1995.....................   2,857,000    $ 7.75 - $28.75         $21.70            655,000
                                                                                   =========
Granted....................   1,256,000    17.88 -  31.00           22.47
Exercised..................    (180,000)    7.75 -  20.75           10.85
Cancelled..................    (607,000)   18.38 -  31.00           27.17
Forfeitures................    (178,000)    9.00 -  31.00           21.89
                             ----------
Outstanding, June 30,
  1996.....................   3,148,000    $ 7.75 - $31.00         $21.56          1,103,000
                                                                                   =========
Granted....................   2,525,000    10.88 -  25.88           14.47
Exercised..................    (473,000)    7.75 -  20.75           10.73
Cancelled..................  (2,227,000)   15.25 -  31.00           27.73
Forfeitures................    (278,000)    9.00 -  28.75           19.13
                             ----------
Outstanding, June 30,
  1997.....................   2,695,000    $ 7.75 - $28.75         $14.56          1,070,000
                                                                                   =========
Granted....................     803,000    11.50 -  33.00           25.31
Exercised..................    (318,000)    7.75 -  26.88           13.74
Forfeitures................    (112,000)   10.88 -  33.00           18.56
                             ----------
Outstanding, June 30,
  1998.....................   3,068,000    $ 7.75 - $33.00         $14.68          1,464,000
                             ==========                                            =========

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

     The following table summarizes information about the stock options outstanding at June 30, 1998:

                               WEIGHTED AVERAGE      WEIGHTED
   RANGE OF        OPTIONS        REMAINING          AVERAGE         OPTIONS     WEIGHTED AVERAGE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
--------------   -----------   ----------------   --------------   -----------   ----------------
$ 7.75 - 11.50      257,000          6.25             $ 9.02          239,000         $ 8.88
         13.88    1,819,000          8.10              13.88        1,040,000          13.88
 14.00 - 25.88      263,000          9.05              20.10           34,000          20.85
 28.13 - 33.00      729,000          8.75              27.24          151,000          28.13
                  ---------          ----             ------        ---------         ------
$ 7.75 - 33.00    3,068,000          8.18             $17.18        1,464,000         $14.68
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

     Common stock received through the exercise of non-qualified stock options results in a tax deduction for the Company equivalent to the taxable income recognized by the optionee at time of exercise. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. Such optionee exercise of options resulted in a tax benefit to the Company of $1.4 million, $2.1 million and $1.6 million for the years ended June 30, 1998, 1997 and 1996, respectively.

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

                                                   YEARS ENDED JUNE 30,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
Net loss
  As reported..............................  $(42,259)   $(33,746)   $(10,657)
  Pro forma................................   (54,800)    (49,418)    (15,817)
Net loss per common share
  As reported..............................     (2.41)      (2.18)       (.78)
  Pro forma................................     (3.11)      (3.16)      (1.10)

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

     Pro forma net loss reflects only options and warrants granted during the fiscal years ended June 30, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

(11) MAJOR CUSTOMERS

     One customer accounted for 38%, 51%, and 35% of revenue for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Another customer accounted for 12% of revenue for the fiscal year ended June 30, 1998. A third customer accounted for 11% of revenue for the fiscal year ended June 30, 1996.

     Total export sales by geographic region are as follows:

                                                    YEARS ENDED JUNE 30,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Far East......................................  $44,064    $17,850    $23,738
Europe........................................  $38,410    $20,494    $17,472
Other.........................................  $ 3,610    $   113    $    81

(12) INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                   YEARS ENDED JUNE 30,
                                              -------------------------------
                                               1998        1997        1996
                                              -------    --------    --------
Current:
  Federal...................................  $    --    $     --    $  7,827
  State.....................................      300         500       1,249
                                              -------    --------    --------
                                                  300         500       9,076
                                              -------    --------    --------
Deferred:
  Federal...................................   23,243      (9,729)    (13,474)
  State.....................................    2,585        (798)     (2,381)
                                              -------    --------    --------
                                               25,828     (10,527)    (15,855)
                                              -------    --------    --------
  Income tax expense (benefit)..............  $26,128    $(10,027)   $ (6,779)
                                              =======    ========    ========

     Income tax expense (benefit) is included in the statements of operations as follows:

                                                    YEARS ENDED JUNE 30,
                                               ------------------------------
                                                1998        1997       1996
                                               -------    --------    -------
Continuing operations........................  $26,128    $ (2,951)   $(6,399)
Discontinued operations......................       --      (7,076)      (380)
                                               -------    --------    -------
                                               $26,128    $(10,027)   $(6,779)
                                               =======    ========    =======

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

  Deferred Income Taxes

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance are as follows:

                                                               JUNE 30,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Deferred tax assets:
  Warranty reserve......................................  $  2,434    $ 2,033
  Inventory reserve.....................................     2,513      1,547
  Vacation accrual......................................       404        440
  Research and development credits......................     3,874      2,018
  Allowance for losses on program discontinuance........     1,276      7,035
  Allowance for losses on discontinued operations.......     3,789      2,731
  Net operating loss carryforwards......................    28,680     19,772
  Other.................................................     1,869        167
                                                          --------    -------
                                                            44,839     35,743
  Valuation allowance...................................   (40,019)    (7,840)
                                                          --------    -------
                                                            (4,820)    27,903
                                                          --------    -------
Deferred tax liabilities:
  Differences between the tax basis and fair value of
     intangibles and fixed assets acquired..............       561        754
  Depreciation differences..............................     4,259      2,343
                                                          --------    -------
                                                             4,820      3,097
                                                          --------    -------
     Net deferred tax asset.............................  $     --    $24,806
                                                          ========    =======

     The Company has $77.6 million of Federal net operating loss carryforwards
(NOLs) at June 30, 1998 which expire between 2000 and 2013. The Company also has $3.3 million of Federal research and development tax credit carryforwards available. These carryforwards begin to expire in 2011.

     The valuation allowance for deferred taxes was increased by $32.2 million and $6.1 million during the years ended June 30, 1998 and 1997, respectively. SFAS No. 109 requires that a valuation allowance be recorded against deferred tax assets that are less likely than not to be realized. This determination is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. However, due to the uncertain nature of their ultimate realization based upon past performance, the inability to predict future taxable income with any degree of certainty and expiration dates of the tax carryforwards, the Company has established a full valuation allowance against all of its deferred tax assets. The Company will recognize future benefits only as reassessment demonstrates they are reasonable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits attributable to the deferred tax assets will be recorded in future operations as a reduction of the Company's income tax expense.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

  Rate Reconciliation

     The effective tax rate on income (loss) from continuing operations before income taxes is different from the federal statutory tax rate. A reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Federal income tax benefit at statutory rate................  (34.0)%  (34.0)%  (34.0)%
  State and local taxes.....................................    5.4      4.1     (4.2)
  Research and development tax credits......................     --    (14.3)    (4.4)
  Foreign service corp. deduction...........................  (10.7)      --       --
  Nondeductible expenses, including purchased research and
     development and amortization of goodwill...............   43.3      7.6      5.7
  Change in beginning of year valuation allowance...........  446.7       --       --
  Stock option compensation.................................   23.4       --       --
  Other.....................................................   (3.6)      .3     (3.7)
                                                              -----    -----    -----
Total effective income tax rate.............................  470.5%   (36.3)%  (40.6)%
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

  Sale/Leaseback

     The Company completed an $18.7 million sale/leaseback transaction of its Phoenix manufacturing and administrative facility in the second quarter of fiscal 1997. The Company leased back the facility for an initial fifteen-year term with two five-year renewal options. Proceeds from the transaction were used to repay a $10.0 million term loan with a bank. Annual rental payments will vary but will range between $2.1 million and $2.4 million over the next five years.

     The following is a schedule of the approximate future minimum lease payments under noncancelable operating leases with terms in excess of one year as of June 30, 1998:

YEARS ENDING JUNE 30,
---------------------
1999...............................................  $ 3,367
2000...............................................    3,219
2001...............................................    2,971
2002...............................................    2,927
2003...............................................    2,936
Thereafter.........................................   23,111
                                                     -------
                                                     $38,531
                                                     =======

     Total rent expense under all operating leases for the years ended June 30, 1998, 1997 and 1996 was $3.4 million, $2.6 million and $1.2 million, respectively.

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

     Since the fair value is estimated as of June 30, 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

  Short-term Investments, Accounts Receivable, Accounts Payable and Accrued Liabilities

     The carrying amount is assumed to be the fair value because of the short-term maturity of these instruments.

  Notes Payable and Long-Term Debt

     The fair value of the Company's notes payable and long-term debt approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

(15) RELATED PARTY TRANSACTIONS

     The Company had purchases of raw materials and services of approximately $6.6 million, $7.4 million and $8.8 million from companies owned by stockholders of the Company during the years ended June 30, 1998, 1997 and 1996, respectively. The Company had payables related to these purchases of $286 thousand and $918 thousand at June 30, 1998 and 1997, respectively.

     On December 29, 1995, the Company loaned $900 thousand to the Chairman of the Company. The loan bears interest at the prime rate and is due on the earliest to occur of (i) 90 days after the Chairman's ability to sell Company stock without restriction under Section 16 of the Securities Exchange Act or a lockup agreement, (ii) immediately on voluntary termination of employment, (iii) 90 days after involuntary termination of employment for "cause," or (iv) immediately on the sale of a personal residence. The loan is secured by all of the executive's options to purchase the Company's common stock and shares of common stock. Included in other assets is a receivable of $171 thousand and $975 thousand related to this loan at June 30, 1998 and 1997, respectively. The loan was repaid in full in July 1998.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

(16) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowance for accounts receivable and inventory obsolescence for the years ended June 30, 1998, 1997 and 1996 follows:

                                           BALANCE AT                               BALANCE AT
                                           BEGINNING                                  END OF
                                            OF YEAR      ADDITIONS    DEDUCTIONS       YEAR
                                           ----------    ---------    ----------    ----------
Allowance for doubtful accounts:
  Year ended June 30, 1998...............   $ 2,188       $ 1,650      $(2,088)      $ 1,750
  Year ended June 30, 1997...............       100         2,088           --         2,188
  Year ended June 30, 1996...............        50            50           --           100
Allowance for inventory obsolescence:
  Year ended June 30, 1998...............    12,979         2,893       (9,516)        6,356
  Year ended June 30, 1997...............     1,952        11,027           --        12,979
  Year ended June 30, 1996...............       985         1,122         (155)        1,952

Supplemental disclosure of cash flow information is as follows:

                                                              YEARS ENDED JUNE 30,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
Cash paid for:
  Interest...............................................  $4,724    $1,916    $1,902
                                                           ======    ======    ======
  Income taxes...........................................  $  963    $  510    $3,317
                                                           ======    ======    ======

Supplemental disclosures of noncash investing activities:

  The Company made acquisitions of $23,593 for cash in the year ended June 30, 1996. The purchase prices were allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. A summary of cash paid for the acquisitions follows:

  Purchase price............................................  $ 54,395
  Less cash acquired........................................    (1,269)
  Common stock issued.......................................      (206)
  Notes payable.............................................   (26,056)
  Long-term debt............................................    (3,223)
                                                              --------
                                                              $ 23,641
                                                              ========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                            REPORT ON FORM 10-K FOR
                          THE YEAR ENDED JUNE 30, 1998

                               INDEX TO EXHIBITS*

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
11.1      Statement Regarding Computation of Per Share Earnings.
21.1      Subsidiaries of Company.
23.1      Consent of KPMG Peat Marwick LLP.
24.1      Power of Attorney (See page 36).
27.1      Financial Data Schedule

---------------
*Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.