Form 10-Q
period 1998-09-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1998-11-13
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from________________________to________________________
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

         Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         As of November 12, 1998, 7,186 shares of Class A Common Stock and 17,841,457 shares of Common Stock of the registrant were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         JUNE 30,      SEPTEMBER 30,
                                  Assets                                                  1998             1998
                                                                                        ---------        ---------
                                                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                                           $  14,098        $   2,260
    Short term investments                                                                 70,032           68,864
    Accounts receivable                                                                    43,837           39,310
    Inventories                                                                            67,049           66,226
    Prepaid expenses                                                                        2,686            1,800
                                                                                        ---------        ---------
            Total current assets                                                          197,702          178,460
                                                                                        ---------        ---------

Property, plant and equipment, net                                                         34,883           34,600
Intangible assets, net                                                                      8,820            8,299
Other assets                                                                                4,483            4,106
                                                                                        ---------        ---------

                                                                                        $ 245,888        $ 225,465
                                                                                        =========        =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                                   $   1,555        $   1,344
    Accounts payable                                                                       10,443            4,680
    Accrued liabilities                                                                    21,528           17,357
                                                                                        ---------        ---------
            Total current liabilities                                                      33,526           23,381


Long-term debt, less current portion                                                      117,078          116,981
                                                                                        ---------        ---------
        Total liabilities                                                                 150,604          140,362
                                                                                        ---------        ---------

Stockholders' equity:
Preferred stock, $ .01 par value per share. Nonvoting, authorized
    2,000,000 shares:
    Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 14,408 shares at June 30, 1998 and 7,204 shares
      at September 30, 1998.  Liquidation preference of $671.                                --               --
    Series B-2 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 19,544 shares at June 30, 1998 and September 30,
      1998.
      Liquidation preference of $1,820                                                       --               --
    Series B-3 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 9,898 shares at June 30, 1998 and September 30,
      1998.
      Liquidation preference of $922.                                                        --               --
    Series D preferred stock, $.01 par value per share. Authorized 50,000 shares,
      1,000 votes per share; no shares issued and outstanding.                               --               --
Common stock, $.01 par value per share.  Authorized 50,000,000 shares;
     one vote per share; issued and outstanding 17,530,368 shares at
     June 30, 1998 and 17,839,794 at September 30, 1998.                                      175              178
Class A common stock, $.01 par value per share.  Authorized 3,500,000 shares, four votes per share; issued and outstanding 223,675 shares at
    June 30, 1998 and 7,186 shares at September 30, 1998.                                       2             --
Additional paid-in capital                                                                196,242          196,357
Accumulated deficit                                                                      (100,355)        (110,627)
Foreign currency translation adjustment                                                      (780)            (805)
                                                                                        ---------        ---------
            Total stockholders' equity                                                     95,284           85,103
                                                                                        ---------        ---------
                                                                                        $ 245,888        $ 225,465
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




                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        ------------------------
                                                                          1997            1998
                                                                        --------        --------
Revenue                                                                 $ 51,274        $ 24,954

Cost of goods sold                                                        29,078          19,489
                                                                        --------        --------
            Gross margin                                                  22,196           5,465
                                                                        --------        --------

Operating expenses:
    Research and development                                               6,709           8,300
    Selling, general and administrative                                    7,788           8,244
                                                                        --------        --------
            Total operating expenses                                      14,497          16,544
                                                                        --------        --------

            Operating income (loss)                                        7,699         (11,079)

Other income (expense):
    Interest income                                                          203             951
    Interest expense                                                        (473)         (2,026)
    Other, net                                                                15           2,056
                                                                        --------        --------
            Total other income (expense)                                    (255)            981
                                                                        --------        --------

            Income (loss) before income taxes                              7,444         (10,098)

Income tax expense                                                         2,753            --
                                                                        --------        --------

            Net income (loss)                                              4,691         (10,098)

Cumulative dividends on preferred stock                                      (61)            (51)
                                                                        --------        --------

            Net income (loss) attributable to common stockholders       $  4,630        $(10,149)
                                                                        ========        ========

Income (loss) per common share:
     Basic                                                              $    .27        $   (.57)
                                                                        ========        ========
     Diluted                                                            $    .24        $   (.57)
                                                                        ========        ========


Shares used in basic per share calculation                                17,453          17,821
                                                                        ========        ========
Shares used in diluted per share calculation                              19,492          17,821
                                                                        ========        ========



See accompanying notes to condensed consolidated financial statements.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998
                      (in thousands, except share amounts)
                                   (Unaudited)



                                           Series B                                                               Class A
                                        Preferred Stock                       Common Stock                      Common Stock
                                   -----------------------------       ---------------------------       ---------------------------
                                    Shares             Amount            Shares           Amount          Shares           Amount
                                   ----------        -----------       ----------       ----------       ----------      ----------
Balance -
  June 30, 1998                        43,850        $      --         17,530,368       $      175          223,675      $        2

Net loss                                 --                 --               --               --               --              --

Conversion of Series B
  Preferred Stock                      (7,204)              --             90,338                1             --              --

Conversion of Class A
  Common Stock                           --                 --            216,489                2         (216,489)             (2)

Exercise of Stock Options                --                 --                103             --               --              --

Employee Stock Purchase Plan             --                 --               --               --               --              --

Unearned compensation, net               --                 --              2,496             --               --              --

Cumulative translation adjustment        --                 --               --               --               --              --

Preferred stock dividends                --                 --               --               --               --              --
                                   ----------        -----------       ----------       ----------       ----------      ----------

Balance -
September 30, 1998                     36,646        $      --         17,839,794       $      178            7,186      $     --
                                   ==========        ===========       ==========       ==========       ==========      ==========

                                                                         Foreign
                                    Additional                           Currency
                                     Paid-In         Accumulated        Translation
                                     Capital           Deficit           Adjustment
                                    ----------        ----------         ----------
Balance -
  June 30, 1998                     $  196,242        $ (100,355)       $     (780)

Net loss                                  --             (10,098)             --

Conversion of Series B
  Preferred Stock                           (1)             --                --

Conversion of Class A
  Common Stock                            --                --                --

Exercise of Stock Options                 --                --                --

Employee Stock Purchase Plan              --                --                --

Unearned compensation, net                 116              --                --

Cumulative translation adjustment         --                --                 (25)

Preferred stock dividends                 --                (174)             --
                                    ----------        ----------        ----------

Balance -
September 30, 1998                  $  196,357        $ (110,627)       $     (805)
                                    ==========        ==========        ==========


See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                  THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                --------------------------
Cash flows from operating activities:                                             1997             1998
                                                                                ---------        ---------
   Net income (loss)                                                            $   4,691        $ (10,098)
   Adjustments to reconcile net  income (loss) to net
     cash used in operating activities:
        Depreciation and amortization                                               2,547            3,133
        Deferred tax expense                                                        2,753             --
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                    (12,632)           4,527
           Inventories                                                             (2,892)             823
           Prepaid expenses and other assets                                         (487)           1,263
           Accounts payable                                                        (2,189)          (5,763)
           Accrued liabilities                                                      1,233           (4,171)
           Net assets of discontinued operations                                   (1,043)            --
                                                                                ---------        ---------
                Net cash used in operating activities                              (8,019)         (10,286)
                                                                                ---------        ---------


Cash flows from investing activities:
    Purchases of property and equipment                                            (5,726)          (2,329)
    Purchase of short-term investments                                               --            (66,985)
    Proceeds from sale of short-term investments                                     --             68,153
                                                                                ---------        ---------
             Net cash used in investing activities                                 (5,726)          (1,161)
                                                                                ---------        ---------

Cash flows from financing activities:
    Proceeds from long-term debt                                                  111,181             --
    Repayment of long-term debt and capital leases                                (25,610)            (308)
    Net proceeds from issuance of common stock and warrants                         2,593              116
    Preferred stock dividends                                                        (123)            (174)
                                                                                ---------        ---------
         Net cash provided by (used in) financing activities                       88,041             (366)
                                                                                ---------        ---------

Effect of exchange rate changes on cash                                                (8)             (25)
                                                                                ---------        ---------

Net increase (decrease) in cash and cash equivalents                               74,288          (11,838)

Cash and cash equivalents, beginning of period                                     40,656           14,098
                                                                                ---------        ---------

Cash and cash equivalents, end of period                                        $ 114,944        $   2,260
                                                                                =========        =========

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                                   $     245        $   3,670
                                                                                =========        =========




See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PREPARATION:

         The accompanying condensed consolidated financial statements as of September 30, 1998 and for the three month period ended September 30, 1998 are unaudited; however, in the opinion of the management of Integrated Process Equipment Corp. ("IPEC") and subsidiaries (the "Company"), such statements include all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of the information presented therein. The condensed consolidated balance sheet as of June 30, 1998 was derived from the audited financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

         The Company is organized into two divisions. IPEC Planar manufactures CMP equipment and CMP-related products for use principally in manufacturing of semiconductor devices. IPEC Precision manufactures advanced plasma-assisted chemical etching equipment and metrology equipment for use primarily in manufacturing of silicon wafers and semiconductor devices.

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

         The following table reconciles the numerators and denominators of the basic and diluted EPS computations from continuing operations and net income attributable to common stockholders for the three month periods ended September 30, 1998 and 1997.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                             Three Months Ended
                                                                                 September 30,
                                                                             1997            1998
                                                                           --------        --------

BASIC EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE:
     Net income (loss) from continuing operations                          $  4,691        ($10,098)
     Cumulative dividend on preferred stock                                     (61)            (51)
                                                                           --------        --------

     Net income (loss) from continuing operations
           attributable to common stockholders                             $  4,630        ($10,149)

                                                                           ========        ========

     Weighted average number of
           shares outstanding                                                17,453          17,821
                                                                           ========        ========

     Basic earnings (loss) from continuing
           operations per share                                            $   0.27        ($  0.57)
                                                                           ========        ========

DILUTED EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE:

     Net income (loss) from continuing operations
           attributable to common stockholders                             $  4,630        ($10,149)
     Add back:  Cumulative dividend on preferred stock                           61             N/A

                                                                           --------        --------
                                                                           $  4,691        ($10,149)
                                                                           --------        --------

     Weighted average number of
          shares outstanding                                                 17,453          17,821

     Add: Shares of Series B Convertible
          Preferred Stock assuming conversion                                   552             N/A

     Add: Treasury stock adjustment                                           1,487             N/A
                                                                           --------        --------

     Weighted average number of shares
          used to compute diluted earnings
          (loss) per share                                                   19,492          17,821
                                                                           ========        ========

     Diluted earnings (loss) per share                                     $   0.24        ($  0.57)
                                                                           ========        ========

BASIC NET INCOME (LOSS) PER COMMON SHARE:

     Net income (loss) attributable
          to common stockholders                                           $  4,630        $(10,149)
                                                                           ========        ========

     Weighted average number of
          shares outstanding                                                 17,453          17,821
                                                                           ========        ========

     Basic net income (loss)
          per common share                                                 $   0.27        ($  0.57)
                                                                           ========        ========

DILUTED NET INCOME (LOSS) PER COMMON SHARE:

     Net income (loss)                                                     $  4,630        ($10,149)
     Add back: Cumulative dividend on preferred shares                           61             N/A
                                                                           --------        --------

     Net income (loss) used in computation                                 $  4,691        ($10,149)
                                                                           ========        ========

     Weighted average number of
          shares outstanding                                                 17,453          17,821

     Add: Shares of Series B Convertible
          Preferred Stock assuming conversion                                   552             N/A

     Add: Treasury stock adjustment                                           1,487             N/A
                                                                           --------        --------

     Weighted average number of shares
          used to compute diluted earnings
          (loss) per share                                                   19,492          17,821
                                                                           ========        ========

     Diluted earnings (loss) per share                                     $   0.24        ($  0.57)
                                                                           ========        ========

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INVENTORIES:

         Inventories are summarized as follows (in thousands):

                                                    June 30, 1998        September 30, 1998
                                                   ---------------       ------------------
                                                                             (Unaudited)

         Raw materials                             $        48,422        $        53,619
         Work in process                                    19,880                 18,669
         Finished goods                                      5,103                    590
                                                   ---------------        ---------------
                                                            73,405                 72,878
         Less inventory obsolescence reserve                (6,356)                (6,652)
                                                   ---------------        ---------------

                                                   $        67,049        $        66,226
                                                   ===============        ===============

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

         Proceeds have been utilized primarily for working capital purposes and to repay the balance of the Company's revolving line of credit. Remaining portions of proceeds may be used to expand the Company's sales and service operations in Asia, to expand IPEC Precision's facilities and for general corporate purposes including working capital and research and development. Pending such uses, the Company intends to invest the net proceeds in interest-bearing, investment grade securities. Debt issuance costs of $4.0 million incurred in connection with the private placement have been included in other assets and are being amortized over seven years.

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                         PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

         The Company's revenue is derived from the sale of products and related spare parts and service. The Company recognizes product and spare revenue when the product or part is shipped. Service revenue is recognized ratably over the term of service contracts or in some cases upon completion of service.

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

         IPEC incurred net losses of $10.1 million in the quarter ended September 30, 1998, $42.3 million in fiscal 1998, $33.7 million in fiscal 1997 and $10.7 million in fiscal 1996. The Company's loss in the quarter ended September 30, 1998 resulted primarily from a world-wide slowdown in the semiconductor and silicon wafer manufacturing industries. The Company's fiscal 1998 net loss included a $25.9 million net charge to increase the valuation allowance for the Company's deferred tax assets and a $10.6 million charge to record an additional write-down of the assets in connection with the closure of IPEC Clean. The Company's fiscal 1997 net loss included a $25.0 million

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


charge (net of taxes) for estimated losses on disposal of IPEC Clean, a $3.6 million loss (net of taxes) from IPEC Clean operations of fiscal 1997, and a $17.6 million pretax charge for asset write downs due to the discontinuation of the Avanti 672 program development effort. The Company's fiscal 1996 net loss included a one-time pretax charge of $37.0 million for the purchase of in-process research and development in connection with the acquisitions of IPEC Planar Portland and IPEC Precision.

         The Company expects to incur losses until semiconductor industry conditions improve, especially in Asia, and order levels increase. Gross margins in fiscal 1999 are expected to decline from fiscal 1998 due to the distribution of fixed costs over a smaller revenue base. Although the Company has initiated cost-containment measures and will continue to review its cost structure, these measures alone are not expected to improve operating results to a profitable level in fiscal 1999. A significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development, engineering and customer support make it difficult to reduce expenses in a particular quarter if the Company's sales projections for the quarter are not met. Any inability to reduce spending quickly enough to mitigate any revenue shortfall would magnify the adverse impact of the revenue shortfall on the Company's results of operations.

RESULTS OF  OPERATIONS

         The following table sets forth for the periods indicated the results of operations for the Company expressed as a percentage of total revenue.

                                                                        PERCENT OF TOTAL REVENUE
                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------------
                                                                         1997               1998
                                                                    -------------      --------------
Revenue                                                                 100.0%             100.0%
Cost of goods sold                                                       56.7%              78.1%
                                                                    ---------          ---------
       Gross margin                                                      43.3%              21.9%
                                                                    ---------          ---------

Operating expenses:
    Research and development                                             13.1%              33.3%
    Selling, general and administrative                                  15.2%              33.0%
                                                                    ---------          ---------
       Total operating expenses                                          28.3%              66.3%
                                                                    ---------          ---------

       Operating income (loss)                                           15.0%             (44.4%)

Other income (expense):
    Interest income                                                        .4%               3.8%
    Interest expense                                                      (.9%)            (8.1%)
    Other, net                                                           --                  8.2%
                                                                    ---------          ---------
       Total other income (expense)                                       (.5%)              3.9%
                                                                    ---------          ---------

       Income (loss) from continuing operations before income taxes      14.5%             (40.5%)
Income tax expense                                                        5.4%               --
                                                                    ---------          ---------

       Net income (loss)                                                  9.1%             (40.5%)
                                                                    =========          =========


QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

         Revenue. Revenue was $25.0 million for the quarter ended September 30, 1998 compared to $51.3 million for the quarter ended September 30, 1997. The 51% decrease resulted from a reduction in revenue from Asia, where customers have been unable to arrange for satisfactory financing terms, and from downturns in the semiconductor and silicon wafer industries. The Company anticipates lower revenue levels for fiscal 1999 compared to fiscal 1998 as a result of these economic conditions. Revenue from international sales represented 43% and 30% of total revenue for the quarters ended September 30, 1998 and 1997, respectively.

         Cost of goods sold. Cost of goods sold as a percentage of revenue increased to 78.1% for the quarter ended September 30, 1998 from 56.7% for the quarter ended September 30, 1997. This increase resulted primarily from increased fixed manufacturing and field service expenses incurred to build, support and service new products spread over a smaller revenue base. Additionally, the Company incurred increased expenses for product installation and process acceptance for the AvantGaard 776 in the quarter ended September 30, 1998. Because revenue is not expected to increase until conditions improve in the semiconductor and silicon wafer industries, cost of goods sold as a percentage of revenue is expected to remain high, adversely affecting gross margins.

         Research and development. Research and development expense increased 24% for the quarter ended September 30, 1998 to $8.3 million from $6.7 million for the quarter ended September 30, 1997. The Company is continuing to develop the AvantGaard 676 and AvantGaard 776. Current development efforts also include a 300mm integrated CMP system (the AvantGaard 876), plasma assisted chemical etch systems, metrology technologies and copper and dual damascene CMP processes. As a result of the economic downturn in the semiconductor and silicon wafer industries, the Company has implemented cost reduction plans in non-critical research and development projects. Research and development expense for the quarter ended September 30, 1998 decreased to 15% from $9.7 million for the immediately preceding quarter ended June 30, 1998.

         Selling, general and administrative. Selling, general and administrative expenses increased 6% to $8.2 million for the quarter ended September 30, 1998 compared to $7.8 million for the quarter ended September 30, 1997. The increase has resulted primarily from costs incurred to expand the Company's international presence. Cost reduction programs including headcount reductions, salary cuts among senior management, certain project reductions, and lower sales commissions have partially offset this increase.

         Interest income and interest expense. Interest income increased to $951,000 for the quarter ended September 30, 1998 from $203,000 for the quarter ended September 30, 1997. Interest expense increased to $2.0 million for the quarter ended September 30, 1998 from $473,000 for the quarter ended September 30, 1997. Increased interest income and expense amounts have resulted from invested proceeds related to the $115.0 million, 6.25% Convertible Subordinated Note financing completed in September 1997 and the related interest costs of the debt.

         Other income, net. Other income increased to $2.1 million for the quarter ended September 30, 1998 from $15,000 for the quarter ended September 30, 1997. This resulted from an insurance settlement for an AvantGaard 776 system that was damaged during shipment to a trade show.

         Income tax expense. The Company did not record an income tax benefit for the quarter ended September 30, 1998, due to the uncertain nature of the ultimate realization of a future tax benefit. The Company does not anticipate recording income tax expense or benefits in fiscal l999. Income tax expense for the quarter ended September 30, 1997 was $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity include cash, cash equivalents and short-term investments of $71.1 million as of September 30, 1998, a decrease of $13.0 million from June 30, 1998. The decrease in cash, cash equivalents and short-term investments in the first quarter of fiscal 1999 resulted primarily from operating losses incurred in the first quarter of fiscal 1999.

         As of September 30, 1998, the Company had $155.1 million of working capital compared with $164.2 million as of June 30, 1998. The Company's accounts receivable decreased to $39.3 million as of September 30, 1998 as compared to $43.8 million as of June 30, 1998. The decrease in accounts receivable was primarily due to lower levels of sales activity in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 compared to the first, second and third quarter of fiscal 1998. The Company's inventory decreased to $66.2 million as of September 30, 1998 from $67.0 million as of June 30, 1998. Although the decrease in inventory was relatively small, more significant reductions should occur in future quarters as a result of reduced purchasing requirements. Reduced purchasing by the Company also resulted in a decreased accounts payable balance of $4.7 million at September 30, 1998 compared to $10.4 million at June 30, 1998.

         The Company's property, plant and equipment additions were $2.3 million in the first quarter of fiscal 1999 compared to $5.7 million in the first quarter of fiscal 1998. These additions consisted primarily of testing and demonstration equipment related to the AvantGaard 676, 776 and 876 systems.

         Total long-term debt decreased to $118.3 million as of September 30, 1998 from $118.6 million as of June 30, 1998. Total long-term debt as a percentage of stockholders' equity increased to 139% as of September 30, 1998 from 125% as of June 30, 1998.

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

         The Company Has Incurred Annual and Quarterly Losses. Prior to the Company's acquisition of IPEC Planar Phoenix in fiscal 1994, the Company did not have significant revenue. The Company had net losses of $10.7 million in fiscal 1996, $33.7 million in fiscal 1997, $42.3 million in fiscal 1998 and $10.1 million in the first quarter of fiscal 1999. The Company incurred a net loss of approximately $36.9 million in the second quarter of fiscal 1997, due to charges (net of taxes) of approximately $40.2 million for discontinuation of the business of IPEC Clean and of a research and development program. In fiscal 1998, the Company incurred net charges of $25.9 million to increase the valuation allowance for the Company's deferred tax assets and $10.6 million for an additional write down of assets in connection with the closure of IPEC Clean. The Company incurred a net loss of $10.1 million in the first quarter of fiscal 1999 as a result of a slowdown in the semiconductor and wafer manufacturing industries.

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

         - Due to economic conditions in Asia, several Korean customers were unable to obtain satisfactory financing terms to allow them to place volume orders in fiscal 1998. The Company does not expect to receive significant volume orders from these customers for the remainder of calendar 1998.

         - The semiconductor capital equipment market and silicon wafer manufacturing industry have experienced a slowdown during calendar 1998. Industry analysts anticipate the slowdown will continue at least through the middle of calendar 1999. The Company incurred losses in the third and fourth quarters of fiscal 1998 and the first quarter of fiscal 1999 as a result of a decrease in orders. The Company currently anticipates that revenue in the second quarter of fiscal 1999 will be less than revenue in the first quarter of fiscal 1999 and that revenue in fiscal 1999 will be less than revenue in fiscal 1998.

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

         The Semiconductor Industry Is Volatile. The Company depends upon capital spending by semiconductor manufacturers, primarily for the opening or expansion of semiconductor fabrication facilities to produce high-performance semiconductors with line widths under 0.35 micron and with multiple layers. Semiconductor manufacturers in turn depend upon current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and has experienced significant overall growth in recent years, which has resulted in growth in the semiconductor capital equipment industry. In certain instances, however, industry downturns have lasted for extended periods of time. The semiconductor industry currently has excess production capacity, which has caused semiconductor manufacturers to decrease their capital spending. A shift in demand from more expensive, high-performance personal computers to computers priced under $1,000 has been partially responsible for the decreased profitability of semiconductor manufacturers.

         Asian Economic Fluctuations Adversely Affect the Company. A substantial portion of worldwide semiconductor manufacturing capacity is located in Asia. Asian countries, particularly Japan and Korea, are experiencing banking, currency and other difficulties that are contributing to economic slowdowns or recessions in those countries. Due to currency fluctuations, the Company's U.S. dollar denominated products have become relatively more expensive in certain Asian countries. In the second half of fiscal 1998, several Korean customers were unable to obtain satisfactory financing terms to allow them to place volume orders. The Company believes that certain of these customers will be unable to place volume orders for the remainder of calendar 1998. If Asian economies do not recover, capital investment by Asian customers may continue to be adversely affected.

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

         In order to compete effectively in the semiconductor equipment industry, a company must have resources to provide a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Certain competitors, including Applied Materials, provide customers with evaluation tools and have substantially greater financial resources, name recognition and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, competitors, including Applied Materials, that supply a broader range of semiconductor capital equipment may have better relationships with semiconductor manufacturers, including the Company's customers. The Company expects its current competitors to continue to improve the design and performance of their existing products and processes, and to introduce new products and processes with improved price and performance characteristics. New product introductions or product announcements by the Company's competitors could cause a decline in sales or adversely affect market acceptance of the Company's existing and new products. Moreover, increased competitive pressure could lead to intensified price based competition.

         Competition is increasing significantly in the market for high-throughput planarization systems. Other capital equipment manufacturers not currently involved in the development of CMP systems may also attempt to enter and develop products for this market or to develop alternative technologies which may reduce the need for the Company's products. For example, in 1997, Lam Research, a semiconductor production equipment supplier, acquired OnTrak, a manufacturer of wafer processing equipment that has developed a CMP tool. Furthermore, manufacturers may develop alternatives to CMP or may enhance existing manufacturing techniques to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.35 micron.

         The Company Depends on a Small Number of Major Customers. A small number of customers account for a significant percentage of the Company's orders and revenue. In fiscal 1998, Intel represented 38% and Tokyo Electron represented 12% of the Company's revenue. In fiscal 1997, Intel represented 51% of the Company's revenue. In fiscal 1996, Intel represented 35% and IBM represented 11% of the Company's revenue. The Company anticipates that its revenue will continue to depend on a limited number of major customers. The companies considered to be major customers and the percentage of the Company's revenue represented by each major customer, however, may vary from quarter to quarter. Several semiconductor manufacturers have been evaluating the Company's AvantGaard 676 and AvantGaard 776, against comparable tools. The loss of a major customer, any material reduction in orders by major customers, including reductions due to market or competitive conditions or the determination of any major customer not to adopt the Company's next-generation products, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends in part upon its ability to obtain orders from new customers, as well as the financial condition of its customers.

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

         The Company Must Develop New Products Due to Technological Change. Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. The Company believes that its future success will depend in part upon its ability to enhance its existing products, develop new products and qualify new processes on its CMP systems to address technological changes and customer requirements. For example, the Company is developing a 300 mm CMP system to address future needs of semiconductor manufacturers. The Company currently derives most of its revenue from sales of CMP equipment and related products by IPEC Planar. The Company's strategy depends in part on developing and introducing products that lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, throughput, reliability, footprint and wafer yields. Failure to successfully develop new products would affect the Company's future success.

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

         - The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue additional Preferred Stock and to determine their rights, preferences and privileges, without further vote or action by its stockholders. Pursuant to Delaware corporate law, the approval of the holders of outstanding Preferred Stock may be required for certain corporate actions. Any series of Preferred Stock that the Company may issue in the future could participate in these class voting rights and may have additional independent rights to approve certain actions. The Company adopted a stockholder rights plan in May 1997.

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

         Description of Forward-looking Statements. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements concerning gross margin in 1999 and for IPEC Precision; losses; cost-containment measures; revenue in fiscal 1999 and the second quarter of fiscal 1999; cost of goods sold; research and development expense;

income tax expense in 1999; inventory; sufficiency of the Company's capital resources; ability of Korean customers to place orders; future trends and growth in the semiconductor capital equipment market, silicon wafer manufacturing industry, semiconductor device market and CMP equipment market; competition; establishment of an Asia-Pacific division; and year 2000 issues.

         These forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Forward-looking statements not specifically set forth above may also be found in these and other sections of this Form 10-Q. The Company's actual future results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those discussed in the "Risk Factors" and elsewhere in this Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

              10.1    Executive Employment Agreement between the Company and
                      Ralph Hartung effective August 10, 1998.
              27      Financial Data Schedule
         (b)   Reports on Form 8-K

              A report on Form 8-K was filed on July 10, 1998 reporting (under
              Item 5) earnings for the quarter ended June 30, 1998.

              A report on Form 8-K was filed on August 17, 1998 reporting (under
              Item 5) financial results for its fourth quarter and fiscal year ended June 30, 1998.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 13, 1998                         INTEGRATED PROCESS EQUIPMENT
                                                CORP. AND SUBSIDIARIES


                                                By: /s/ John S. Hodgson
                                                    -------------------
                                                    John S. Hodgson
                                                    Vice President
                                                    and Chief Financial Officer

                            Exhibits Index

              10.1 Executive Employment Agreement between the Company and Ralph Hartung effective August 10, 1998.

              27      Financial Data Schedule