Form 10-Q
period 1998-12-31
INTEGRATED PROCESS EQUIPMENT CORP
filed 1999-02-12
CIK 882389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------------------
Commission file number 0-20470

                       Integrated Process Equipment Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                                 77-0296222
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification no.)

         911 Bern Court,  San Jose, California                             95112
--------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code  (408) 436-2170
                                                   -----------------------------


--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----     ----
         As of February 5, 1999, 7,186 shares of Class A Common Stock and 17,906,831 shares of Common Stock of the registrant were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                          JUNE 30,        DECEMBER 31
                                                    ASSETS                                  1998             1998
                                                                                         ---------        ---------
                                                                                                          (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                            $  14,098        $   7,866
    Short term investments                                                                  70,032           59,646
    Accounts receivable                                                                     43,837           30,308
    Inventories                                                                             67,049           69,192
    Prepaid expenses                                                                         2,686            1,753
                                                                                         ---------        ---------
            Total current assets                                                           197,702          168,765
                                                                                         ---------        ---------

Property, plant and equipment, net                                                          34,883           31,061
Intangible assets, net                                                                       8,820            7,950
Other assets                                                                                 4,483            4,076
                                                                                         ---------        ---------
                                                                                         $ 245,888        $ 211,852
                                                                                         =========        =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                                    $   1,555        $   1,260
    Accounts payable                                                                        10,443            5,320
    Accrued liabilities                                                                     21,528           17,638
                                                                                         ---------        ---------
            Total current liabilities                                                       33,526           24,218

Long-term debt, less current portion                                                       117,078          116,650
                                                                                         ---------        ---------
           Total liabilities                                                               150,604          140,868
                                                                                         ---------        ---------
Stockholders' equity:
Preferred stock, $ .01 par value per share. Nonvoting, authorized
    2,000,000 shares:
    Series B-1 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 14,408 shares at June 30, 1998 and 7,204 shares at
      December 31, 1998.  Liquidation preference of $671                                        --               --
    Series B-2 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 19,544 shares at June 30, 1998 and December 31,
      1998 Liquidation preference of $1,820.                                                     --               --
    Series B-3 cumulative preferred stock.  Authorized 21,478 shares, issued and outstanding 9,898 shares at June 30, 1998 and December 31,
      1998 Liquidation preference of $922.                                                       --               --
    Series D preferred stock, $.01 par value per share.  Authorized 50,000 shares,
      1,000 votes per share; no shares issued and outstanding                                   --               --
Common stock, $.01 par value per share.  Authorized 50,000,000 shares;
    one vote per share; issued and outstanding
    17,530,368 shares at June 30, 1998 and 17,906,000 at December 31, 1998                     175              178
Class A common stock, $.01 par value per share.  Authorized 3,500,000                           --               --
    shares, four votes per share; issued and outstanding 223,675 shares at
    June 30, 1998 and 7,186 shares at December 31, 1998                                          2               --
Additional paid-in capital                                                                 196,242          196,594
Accumulated deficit                                                                       (100,355)        (124,673)
Foreign currency translation adjustment                                                       (780)          (1,115)
                                                                                         ---------        ---------
            Total stockholders' equity                                                      95,284           70,984
                                                                                         ---------        ---------
                                                                                         $ 245,888        $ 211,852
                                                                                         =========        =========


See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)





                                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                    DECEMBER 31,                DECEMBER 31,
                                                                             ---------------------       ------------------------
                                                                                1997        1998             1997         1998
                                                                             ---------  ----------        ---------    ----------

Revenue                                                                      $  57,879   $  17,704        $ 109,153    $  42,658

Cost of goods sold                                                              31,582      15,241           60,660       34,730
                                                                             ---------   ---------        ---------    ---------
          Gross margin                                                          26,297       2,463           48,493        7,928
                                                                             ---------   ---------        ---------    ---------

Operating expenses:
    Research and development                                                     8,341       8,508           15,050       16,808
    Selling, general and administrative                                          9,780       6,905           17,568       15,149
                                                                             ---------   ---------        ---------    ---------
          Total operating expenses                                              18,121      15,413           32,618       31,957
                                                                             ---------   ---------        ---------    ---------

          Operating income (loss)                                                8,176     (12,950)          15,875      (24,029)

Other income (expense):
    Interest income                                                              1,584         983            1,787        1,934
    Interest expense                                                            (1,953)     (2,013)          (2,426)      (4,039)
    Other, net                                                                       2         (15)              17        2,041
                                                                             ---------   ---------        ---------    ---------
          Total other income (expense)                                            (367)     (1,045)            (622)         (64)
                                                                             ---------   ---------        ---------    ---------

          Income (loss) from continuing operations before income taxes           7,809     (13,995)          15,253      (24,093)

Income tax expense                                                               2,858          --            5,611           --
                                                                             ---------   ---------        ---------    ---------

          Net income (loss) from continuing operations                           4,951     (13,995)           9,642       (24,093)

Discontinued operations -
  Loss on disposal of IPEC Clean, Inc., net of taxes                            (6,664)         --           (6,664)          --
                                                                             ---------   ---------        ---------    ---------

          Net Income (loss)                                                    (1,713)    (13,995)           2,978      (24,093)

Cumulative dividend on preferred stock                                             (61)        (51)            (122)        (102)
                                                                             ---------   ---------        ---------    ---------

          Net income (loss) attributable to common shareholders              $  (1,774)  $ (14,046)       $   2,856    $ (24,195)
                                                                             =========   =========        =========    =========



Net income (loss) from continuing operations per common share:
          Basic                                                              $     .28   $    (.79)       $     .54   $   (1.36)
                                                                             =========   =========        =========    =========
          Diluted                                                                  .26        (.79)             .50       (1.36)
                                                                             =========   =========        =========    =========

Income (loss) per common share:
          Basic                                                              $    (.10)  $    (.79)       $     .16   $    (1.36)
                                                                             =========   =========        =========    =========
          Diluted                                                                 (.10)       (.79)             .15        (1.36)
                                                                             =========   =========        =========    =========


Shares used in basic per share calculation                                      17,599      17,880           17,526       17,850
                                                                             =========   =========        =========    =========
Shares used in diluted per share calculation                                    19,208      17,880           19,351       17,850
                                                                             =========   =========        =========    =========



See accompanying notes to condensed consolidated financial statements.

               INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                      (in thousands, except share amounts)
                                   (Unaudited)



                                            Series B                                           Class A
                                         Preferred Stock       Common Stock                  Common Stock           Additional
                                         ---------------   -----------------------      ----------------------       Paid-In
                                         Shares   Amount     Shares        Amount         Shares       Amount         Capital
                                         ------   ------   ----------    ----------     ---------     --------       ----------
Balance -
June 30, 1998                            43,850     $--    17,530,368    $      175       223,675     $        2     $  196,242

Net loss                                     --      --            --            --            --             --             --

Conversion of Series B
   Preferred Stock                       (7,204)     --        90,338             1            --             --             (1)

Conversion of Class A
  Common Stock                               --      --       216,489             2      (216,489)            (2)            --

Exercise of Stock Options                    --      --        13,436            --            --             --            120

Employee Stock Purchase Plan                 --      --        49,545            --            --             --             --

Unearned compensation, net                   --      --         5,824            --            --             --            233

Cumulative translation adjustment            --      --            --            --            --             --             --

Preferred stock dividends                    --      --            --            --            --             --             --

Balance -                                ------     ---    ----------    ----------     ---------       --------     ----------
  December 31, 1998                      36,646     $--    17,906,000    $      178         7,186     $       --     $  196,594
                                         ======     ===    ==========    ===========    =========       ========     ==========


                                                          Foreign
                                                          Currency
                                          Accumulated    Translation
                                           Deficit       Adjustment
                                          ----------     ----------
Balance -
June 30, 1998                             $ (100,355)    $     (780)

Net loss                                     (24,093)            --

Conversion of Series B
   Preferred Stock                                --             --

Conversion of Class A
  Common Stock                                    --             --

Exercise of Stock Options                         --             --

Employee Stock Purchase Plan                      --             --

Unearned compensation, net                        --             --

Cumulative translation adjustment                 --           (335)

Preferred stock dividends                       (225)            --

Balance -                                 ----------     ----------
  December 31, 1998                       $ (124,673)    $   (1,115)
                                          ==========     ==========


See accompanying notes to condensed consolidated financial statements.

        INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands)
                            (Unaudited)






                                                                          SIX MONTHS ENDED
                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          1997          1998
                                                                       ---------     ----------
Cash flows from operating activities:
   Net income (loss)                                                   $   2,978     $ (24,093)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
        Loss on disposal of IPEC Clean, Inc., net of taxes                 6,664            --
        Depreciation and amortization                                      5,149         6,531
        Deferred tax expense                                               5,705            --
        Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable                    (22,315)       13,529
           Increase in inventories                                       (10,262)         (999)
           (Increase) Decrease in prepaid expenses and other assets       (1,774)        1,340
           (Increase) Decrease in accounts payable                           589        (5,123)
           (Increase) Decrease in accrued liabilities                      1,063        (3,890)
           Increase in net assets of discontinued operations                (802)           --
                                                                       ---------     ----------
              Net cash used in operating activities                      (13,005)      (12,705)
                                                                       ---------     ----------

Cash flows from investing activities:
    Purchases of property and equipment, net                              (8,693)       (2,983)
    Proceeds from the maturities of short-term investments                    --        10,386
                                                                       ---------     ----------
             Net cash provided by (used in) investing activities          (8,693)        7,403
                                                                       ---------     ----------

Cash flows from financing activities:
    Proceeds from long-term debt                                         111,181            --
    Repayment of long-term debt and capital leases                       (26,501)         (723)
    Repayment of notes payable                                              (124)           --
    Payment of preferred stock dividends                                    (123)         (225)
    Net proceeds from issuance of common stock and warrants                3,798           353
                                                                       ---------     ----------
              Net cash provided by (used in) financing activities         88,231          (595)
                                                                       ---------     ----------

Effect of exchange rate changes on cash                                   (1,036)         (335)
                                                                       ---------     ----------

Net increase (decrease) in cash and cash equivalents                      65,497        (6,232)

Cash and cash equivalents, beginning of period                            40,656        14,098
                                                                       ---------     ----------


Cash and cash equivalents, end of period                               $ 106,153     $   7,866
                                                                       =========     =========


Supplemental disclosure of cash flow information:
    Cash paid for interest during the period                           $     421     $   3,742
                                                                       =========     =========

See accompanying notes to condensed consolidated financial statements.

     INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PREPARATION:

         The accompanying condensed consolidated financial statements as of December 31, 1998 and for the three month and six month periods ended December 31, 1998 are unaudited; however, in the opinion of the management of Integrated Process Equipment Corp. ("IPEC") and subsidiaries (the "Company"), such statements include all adjustments (consisting solely of normal recurring accruals) necessary for the fair statement of the information presented therein. The condensed consolidated balance sheet as of June 30, 1998 was derived from the audited financial statements at such date.

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

         On November 19, 1998, the Company and SpeedFam International, Inc. ("SpeedFam") entered into an Agreement and Plan of Merger. Upon consummation of the merger, holders of

           INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES NOTES
                 TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

IPEC common stock and Class A Common Stock will receive 0.71 of a share of SpeedFam common stock for each share of IPEC stock they own. Holders of IPEC Series B-1, B-2 and B-3 preferred stock will receive 8.90, 8.10 and 10.65 shares, respectively, of SpeedFam common stock for each share they own.

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

         The following table reconciles the numerators and denominators of the basic and diluted EPS computations from continuing operations and net income attributable to common stockholders for the three-month and six-month periods ended December 31, 1998 and 1997.

          INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES NOTES TO
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                                                     Three Months Ended                        Six Months Ended
                                                                         December 31,                             December 31,
                                                               ----------------------------             ----------------------------
                                                                 1997             1998                      1997            1998
                                                               ----------------------------             ----------------------------
BASIC EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  PER COMMON SHARE:

  Net income (loss) from continuing operations                  $ 4,951         $(13,995)               $ 9,642         $(24,093)
  Cumulative dividend on preferred stock                            (61)             (51)                  (122)            (102)
                                                                -------         --------                -------         --------

    Net income (loss) from continuing operations
     attributable to common stockholders                        $ 4,890         $(14,046)               $ 9,520         $(24,195)
                                                                =======         ========                =======         ========

   Weighted average number of common shares outstanding          17,599           17,880                 17,526           17,850
                                                                =======         ========                =======         ========

   Basic earnings (loss) from continuing operations per share   $   .28         $   (.79)               $   .54         $  (1.36)
                                                                =======         ========                =======         ========

DILUTED EARNINGS (LOSS) FROM CONTINUING OPERATIONS
 PER COMMON SHARE:

  Net income (loss) from continuing operations attributable
   to common stockholders                                       $ 4,890         $ (14,046)              $ 9,520         $(24,195)
  Add back: Cumulative dividend on preferred stock                   61               N/A                   122              N/A
                                                                -------          --------               -------         --------
                                                                $ 4,951         $(14,046)               $ 9,642         $(24,195)
                                                                =======          ========               =======         ========

  Weighted average number of shares outstanding                  17,599            17,880                17,526           17,850

  Add: Shares of Series B Convertible
   Preferred Stock assuming conversion                              554               N/A                   554              N/A

  Add: Stock options and warrants                                 1,055               N/A                 1,271              N/A
                                                                -------         ---------               -------         --------

  Weighted average number of shares used to compute
   diluted earnings (loss) per share                             19,208            17,880                19,351           17,850
                                                                =======         =========               =======         ========

  Diluted earnings (loss) per share                             $   .26         $   (.79)               $   .50         $  (1.36)
                                                                =======         ========                =======         ========

BASIC NET INCOME (LOSS) PER COMMON SHARE:

  Net income (loss) attributable to common stockholders         $(1,744)        $(14,046)               $ 2,856         $(24,195)
  Weighted average number of shares outstanding                  17,599           17,880                 17,526           17,850
                                                                =======         ========                =======         ========

  Basic net income (loss) per common share                      $  (.10)        $   (.79)               $   .16         $  (1.36)
                                                                =======         ========                =======         ========

DILUTED NET INCOME (LOSS) PER COMMON SHARE:

  Net income (loss)                                             $(1,774)        $ (14,046)              $  2,856        $(24,195)
  Add back: Cumulative dividend on preferred shares                 N/A               N/A                    122             N/A
                                                                -------         --------                --------        --------

  Net income (loss) used in computation                         $(1,774)        $ (14,046)              $  2,978        $(24,195)
                                                                =======          ========               ========        ========

  Weighted average number of shares outstanding                  17,599            17,880                 17,526          17,850

  Add: Shares of Series B Convertible Preferred
   Stock assuming conversion                                        N/A               N/A                    554             N/A

  Add: Stock options and warrants                                   N/A               N/A                  1,271             N/A
                                                                -------          --------               --------        --------

  Weighted average number of shares used to
   compute diluted earnings (loss) per share                     19,208            17,880                 19,351          17,850
                                                                =======          ========               ========        ========

  Diluted earnings (loss) per share                             $   (.10)        $   (.79)              $    .15        $  (1.36)
                                                                =======          ========               ========        ========

INVENTORIES:

         Inventories are summarized as follows (in thousands):

                                         June 30, 1998      December 31, 1998
                                         -------------      -----------------
                                                              (Unaudited)
    Raw materials                        $   48,422             $  55,729
    Work in process                          19,880                20,211
    Finished goods                            5,103                   268
                                         ----------             ---------
                                             73,405                76,208
    Less inventory obsolescence reserve      (6,356)               (7,016)
                                          ---------             ---------

                                         $   67,049             $  69,192
                                         ==========             =========

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

         Proceeds have been utilized primarily for working capital purposes and to repay the balance of the Company's revolving line of credit. Remaining portions of proceeds may be used to expand the Company's sales and service operations in Asia, to expand IPEC Precision's facilities and for general corporate purposes including working capital and research and development. Pending such uses, the Company intends to invest the net proceeds in interest bearing, investment grade securities. Debt issuance costs of $4.0 million incurred in connection with the private placement have been included in other assets and are being amortized over seven years.

COMPREHENSIVE INCOME (in thousands):

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income was as follows:

                                                             Three Months Ended             Six Months Ended
                                                                December 31,                   December 31,
                                                         -------------------------       ------------------------
                                                           1997            1998            1997            1998
                                                         --------        ---------        --------        --------
Net income (loss)                                        $ (1,713)       $(13,995)       $  2,978        $(24,093)
Other comprehensive income:
          Foreign currency translation adjustments         (1,028)           (310)         (1,036)           (335)
                                                         --------        --------        --------        ---------
Comprehensive income (loss)                              $ (2,741)       $(14,305)       $  1,942        $(24,428)
                                                         ========        ========        ========        =========

                         PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         You should read the following in conjunction with the condensed consolidated financial statements and the notes included in this Quarterly Report and the audited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

OVERVIEW

IPEC is a Delaware corporation primarily engaged in designing, manufacturing, marketing and servicing equipment for the semiconductor manufacturing industry. IPEC is organized into two principal divisions. IPEC Planar manufactures CMP equipment and CMP-related products. IPEC Precision manufactures advanced plasma-assisted chemical etch systems and metrology equipment for use primarily in manufacturing silicon wafers and semiconductor devices.

IPEC's revenue is derived from the sale of products and related spare parts and service. IPEC recognizes product and spare part revenue when the product or part is shipped. Service revenue is recognized ratably over the term of service contracts or in some cases upon completion of service.

IPEC's gross margin has varied in the past and may vary significantly in the future due to many factors and is especially dependent on the percentage of sales through distributors, materials costs, product mix and favorable terms given to customers to introduce new products, penetrate new markets and accelerate purchases. IPEC sells directly in the United States, and such sales historically have had a higher gross margin than indirect international sales. Gross margins in any period may not be indicative of margins for future periods. Because IPEC Precision's customer base is new, IPEC believes that IPEC Precision's gross margin could be lower than the gross margin for IPEC's CMP tools. As new products are introduced by IPEC Precision in future quarters, IPEC's gross margin may decrease.

IPEC incurred net losses of $24.1 million in the six months ended December 31, 1998, $42.3 million in fiscal 1998, $33.7 million in fiscal 1997 and $10.7 million in fiscal 1996. IPEC's loss in the six months ended December 31, 1998 resulted primarily from a world wide slowdown in the semiconductor and silicon wafer manufacturing industries. IPEC's fiscal 1998 net loss included a $25.9 million net charge to increase the valuation allowance for IPEC's deferred tax assets and a $10.6 million charge to record an additional write-down of the assets in connection with the closure of IPEC Clean. IPEC's fiscal 1997 net loss included a $25.0 million charge (net of taxes) for estimated losses on disposal of IPEC Clean, a $3.6 million loss (net of taxes) from IPEC Clean operations of fiscal 1997, and a $17.6 million pretax charge for asset write downs due to the discontinuation of the Avanti 672 program development effort. IPEC's fiscal 1996 net loss included a one-time pretax charge of $37.0 million for the purchase of in-process research and development in connection with the acquisitions of IPEC Planar Portland and IPEC Precision.

IPEC expects to incur losses until semiconductor industry conditions improve, especially in Asia, and order levels increase. Gross margins in fiscal 1999 are expected to decline from fiscal 1998 due to the distribution of fixed costs over a smaller revenue base. Although IPEC has initiated cost-containment measures and will continue to review its cost structure, these measures alone are not expected to improve operating results to a profitable level in fiscal 1999. A significant portion of IPEC's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Ongoing expenditures for product development, engineering and customer support make it difficult to reduce expenses in a particular quarter if IPEC's sales projections for the quarter are not met. Any inability to reduce spending quickly enough to mitigate any revenue shortfall would magnify the adverse impact of the revenue shortfall on IPEC's results of operations.

RESULTS OF  OPERATIONS

         The following table sets forth for the periods indicated the results of operations for the Company expressed as a percentage of total revenue:

                                                               PERCENT OF TOTAL REVENUE        PERCENT OF TOTAL REVENUE
                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     DECEMBER 31                      DECEMBER 31
                                                             -----------------------------     --------------------------


                                                                1997              1998           1997             1998
                                                             ------------       ----------     ----------       ---------
Revenue                                                           100.0%           100.0%         100.0%          100.0%
Cost of goods sold                                                 54.6%            86.1%          55.6%           81.4%
                                                             ------------       ----------     ----------       ---------
        Gross margin                                               45.4%            13.9%          44.4%           18.6%
                                                             ------------       ----------     ----------       ---------
Operating expenses:
     Research and development                                      14.4%            48.1%          13.8%           39.4%
     Selling, general and administrative                           16.9%            39.0%          16.1%           35.5%
                                                             ------------       ----------     ----------       ---------
        Total operating expenses                                   31.3%            87.1%          29.9%           74.9%
                                                             ------------       ----------     ----------       ---------


        Operating income (loss)                                    14.1%           (73.2%)         14.5%          (56.3%)
Other income (expense):
     Interest income                                                2.7%             5.6%           1.6%            4.5%
     Interest expense                                             (3.4%)           (11.4%)         (2.2%)          (9.5%)
     Other, net                                                      --              (.1%)            --            4.8%
                                                             ------------       ----------     ----------       ---------
        Total other income (expense)                                (.7%)           (5.9%)          (.6%)          (0.2%)
                                                             ------------       ----------     ----------       ---------

        Income (loss) from continuing operations before            13.4%           (79.1%)         13.9%          (56.5%)
        income taxes
Income tax expense (benefit)                                        4.9%               --           5.1%              --
                                                             ------------       ----------     ----------       ---------

            Income (loss) from continuing operations                8.5%           (79.1%)          8.8%          (56.5%)

Discontinued operations - loss on disposal of IPEC Clean,        (11.5%)               --          (6.1%)             --
net of taxes
                                                             ------------       ----------     ----------       ---------

        Net income (loss)                                         (3.0%)           (79.1%)          2.7%          (56.5%)
                                                             ============       ==========     ==========       =========

QUARTER ENDED DECEMBER 31, 1998 COMPARED TO QUARTER ENDED DECEMBER 31, 1997

REVENUE. Revenue was $17.7 million for the quarter ended December 31, 1998 compared to $57.9 million for the quarter ended December 31, 1997, which was the highest quarterly level of revenue in IPEC's history. The 69% decrease resulted from downturns in the semiconductor and silicon wafer industries. IPEC anticipates lower revenue levels for fiscal 1999 compared to fiscal 1998 as a result of these economic conditions. Revenue from international sales represented 42% of total revenue for the quarter ended December 31, 1998 and 49% of total revenue for the quarter ended December 31, 1997.

COST OF GOODS SOLD. Cost of goods sold as a percentage of revenue increased to 86.1% for the quarter ended December 31, 1998 from 54.6% for the quarter ended December 31, 1997. This increase resulted primarily from increased fixed manufacturing and field service expenses incurred to build, support and service new products spread over a smaller revenue base. Additionally, IPEC received a settlement of $1.1 million, included in revenue, from a major customer for cancellation of orders in the quarter ended December 31, 1998. IPEC incurred a corresponding $1.1 million charge to cost of goods sold to reduce the valuation of inventory related to these orders in the quarter ended December 31, 1998. Because revenue is not expected to increase until conditions improve in the semiconductor and silicon wafer industries, cost of goods sold as a percentage of revenue is expected to remain high, adversely affecting gross margins.

RESEARCH AND DEVELOPMENT. Research and development expense increased 2% for the quarter ended December 31, 1998 to $8.5 million from $8.3 million for the quarter ended December 31, 1997. IPEC also incurred a non-recurring charge of $375,000 in the quarter ended December 31, 1998 for development costs to a third party for an integrated cleaning tool. As a result of the economic downturn in the semiconductor and silicon wafer industries, IPEC had implemented cost reduction plans in non-critical research and development projects beginning in the fourth quarter of fiscal 1998 through the second quarter of fiscal 1999. As a result of these cost reduction plans, research and development expense for the quarter ended December 31, 1998 decreased 13% from $9.7 million for the quarter ended June 30, 1998. IPEC is continuing to develop the AvantGaard 676 and AvantGaard 776. Current development efforts also include a 300mm integrated CMP system (the AvantGaard 876), plasma-assisted chemical etch systems, metrology technologies and copper and dual damascene CMP processes.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 29% to $6.9 million for the quarter ended December 31, 1998 compared to $9.8 million for the quarter ended December 31, 1997. The $2.9 million decrease resulted primarily from reduced commission expense from lower foreign selling activity, cost reduction programs and certain patents becoming fully amortized in the first quarter of fiscal 1999. Cost reduction programs have included headcount reductions, mandatory shut downs during holiday periods and certain project reductions.

INTEREST INCOME AND INTEREST EXPENSE. Interest income decreased to $983,000 for the quarter ended December 31, 1998 from $1.6 million for the quarter ended December 31, 1997. The decrease resulted from lower aggregate cash, cash equivalents and short-term investment amounts and lower interest rates during the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. Interest expense was $2.0 million for each of the quarters ended December 31, 1998 and 1997. IPEC's interest expense results primarily from the $115.0 million, 6.25% IPEC Convertible Notes financing completed in September 1997.

INCOME TAX EXPENSE. IPEC did not record an income tax benefit for the quarter ended December 31, 1998, due to the uncertain nature of the ultimate realization of a future tax benefit. IPEC does not anticipate recording income tax expense or benefits in fiscal l999. Income tax expense for the quarter ended December 31, 1997 was $2.9 million, an effective tax rate of 36.6%.

LOSS ON DISPOSAL OF IPEC CLEAN. IPEC incurred a loss of $6.7 million, net of taxes, in the quarter ended December 31, 1997 to write down the net assets of IPEC Clean. IPEC had been negotiating the sale of IPEC Clean in calendar 1997. However, the deteriorating business climate in the Pacific Rim resulted in a delay of expected purchase orders from IPEC Clean customers and IPEC was unable to consummate the transaction. IPEC closed IPEC Clean in the quarter ended March 31, 1998.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

REVENUE. Revenue was $42.7 million for the six months ended December 31, 1998 compared to $109.2 million for the six months ended December 31, 1997. The 61% decrease from IPEC's record level revenues of the six months ended December 31, 1997 resulted from downturns in the semiconductor and silicon wafer industries. IPEC anticipates lower revenue levels for fiscal 1999 compared to fiscal 1998 as a result of these economic conditions. Revenue from international sales represented 48% of total revenues for the six months ended December 31, 1998 and 40% of total revenues for the six months ended December 31, 1997.

COST OF GOODS SOLD. Costs of goods sold as a percentage of revenue increased to 81.4% for the six months ended December 31, 1998 from 55.6% for the six months ended December 31, 1997. This increase resulted primarily from increased fixed manufacturing and field service expenses incurred to build support and service new products spread over a smaller revenue base. Additionally, the Company incurred increased expenses for product installation and process acceptance for the AvantGaard 776. Because revenue is not expected to increase until conditions improve in the semiconductor and silicon wafer industries, cost of goods sold as a percentage of revenue is expected to remain high, adversely affecting gross margins.

RESEARCH AND DEVELOPMENT. Research and development expense increased 12% to $16.8 million for the six months ended December 31, 1998 from $15.1 for the six months ended December 31, 1997. IPEC has implemented cost reduction plans in non-critical research and development projects.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased 14% to $15.1 million for the six months ended December 31, 1998 compared to $17.6 million for the six months ended December 31, 1997. The $2.5 million decrease resulted primarily from lower international sales activity for the six months ended December 31, 1998 compared to the six months ended December 31, 1997 and cost reduction programs implemented in the second half of fiscal 1998 and the first six months of fiscal 1999.

INTEREST INCOME AND INTEREST EXPENSE. Interest income increased to $1.9 million for the six months ended December 31, 1998 from $1.8 million for the six months ended December 31, 1997. The increase resulted from investing proceeds of the $115.0 million, 6.25% IPEC Convertible Notes financing completed in September 1997 for the full six months ended December 31, 1998, compared to approximately three months, October, November and December, in fiscal 1997. Lower interest rates for invested funds and lower invested amounts arising from operating losses will result in reduced amounts of interest income for the remainder of fiscal 1999 when compared to similar periods in fiscal 1998. Interest expense increased to $4.0 million for the six months ended December 31, 1998 from $2.4 million for the six months ended December 31, 1997 as a result of the $115 million, 6.25% IPEC Convertible Notes being outstanding for the whole period in the six months ended December 31, 1998 compared to three and one half months in the six months ended December 31, 1997.

INCOME TAX EXPENSE. IPEC did not record an income tax benefit for the six months ended December 31, 1998, due to the uncertain nature of the ultimate realization of a future tax benefit. Income tax expense for the six months ended December 31, 1997 was $5.6 million, an effective tax rate of 36.8%.

LIQUIDITY AND CAPITAL RESOURCES

IPEC's principal sources of liquidity include cash, cash equivalents and short-term investments of $67.5 million as of December 31, 1998, a decrease of $16.6 million from June 30, 1998. The decrease in cash, cash equivalents and short-term investments in the first six months of fiscal 1999 resulted primarily from operating losses.

As of December 31, 1998, IPEC had $144.5 million of working capital compared with $164.2 million as of June 30, 1998. IPEC's accounts receivable decreased to $30.3 million as of December 31, 1998 as compared to $43.8 million as of June 30, 1998. The decrease in accounts receivable was primarily due to lower levels of sales activity in the first six months of fiscal 1999 compared to the last half of fiscal 1998. IPEC's day's sales outstanding increased to 157 days as of December 31, 1998 compared to 103 days at June 30, 1998. This increase has resulted from lower revenues, extended terms given to certain customers and delays in final acceptance for certain AvantGaard 776 tools in the quarter ended December 31, 1998. IPEC's allowance for doubtful accounts has increased slightly to $2.1 million as of December 31, 1998 from $1.8 million as of June 30, 1998. While certain customer receivables may extend beyond normal collection periods, IPEC believes accounts receivable amounts are collectible and allowances are adequate.

IPEC's inventory increased to $69.2 million as of December 31, 1998 from $67.0 million as of June 30, 1998. The increase in inventory was primarily due to lower sales activity in the first six months of fiscal 1999 and to fulfill non-cancelable purchase obligations to vendors under long-term purchase commitments. Although there was an increase in inventory from June 30, 1998 to December 31, 1998, reductions should occur in future quarters as a result of reduced purchasing activity. IPEC's annualized inventory turnover decreased to
0.9 times per year as of December 31, 1998 compared to 2.0 times per year at June 30, 1998. This decrease has also resulted from lower levels of sales activity. IPEC's allowance for inventory obsolescence increased to $7.0 million at December 31, 1998 compared to $6.4 million at June 30, 1998. Due to the severe downturn in the semiconductor capital equipment industry from record level revenues in the first half of fiscal 1998, IPEC's inventory levels are higher than currently required. However, IPEC believes that inventory values are recoverable and that inventory will be utilized in future periods as the industry recovers. Reduced purchasing by IPEC also resulted in a decreased accounts payable balance of $5.3 million at December 31, 1998 compared to $10.4 million at June 30, 1998.

IPEC's property, plant and equipment additions were $3.0 million in the first six months of fiscal 1999 compared to $8.7 million in the first six months of fiscal 1998. These additions consisted primarily of testing and demonstration equipment related to the AvantGaard 676, 776 and 876 systems.

Total long-term debt decreased to $117.9 million as of December 31, 1998 from $118.6 million as of June 30, 1998. Total long-term debt as a percentage of stockholders' equity increased to 166% as of December 31, 1998 from 125% as of June 30, 1998.

IPEC believes that its cash, cash equivalents and short-term investments will be sufficient to fund its operations for the foreseeable future. IPEC's cash needs depend on, among other things, the length of the economic slowdown, the extent of future operating losses that will require funding, additional working capital requirements, whether IPEC is forced by competitive pressures and commercial terms to continue or increase extended terms for accounts receivable and whether IPEC acquires other companies or businesses. If IPEC requires additional cash, there can be no assurance that such additional financing will be available when needed, or, if available, will be available on satisfactory terms. In order to raise capital, IPEC may issue debt or equity securities which could result in substantial dilution. The failure to obtain additional financing when needed on satisfactory terms would also hinder IPEC's ability to invest in capital equipment and working capital.

YEAR 2000 COMPUTER ISSUES

IPEC has identified the changes required to its computer programs and hardware. IPEC expects to complete the necessary modifications to its centralized financial, customer and operational information systems by the end of calendar 1998. IPEC is currently reviewing noncentralized systems, such as software used to operate its products, for year 2000 problems. IPEC expects to complete modifications to software used to operate its products by the end of the first quarter of calendar 1999. IPEC has completed modifications to other noncentralized systems. IPEC expects to incur costs to remedy year 2000 problems in the future, primarily for non-business systems such as software used to operate its products. IPEC does not currently anticipate these costs will be material. If IPEC or third parties with whom it has relationships were to cease or unsuccessfully complete their year 2000 remediation efforts, IPEC may encounter disruptions in its business. IPEC has not currently established a formal year 2000 contingency plan but will consider and, if necessary, address doing so as part of its year 2000 review process. IPEC maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may address interruptions resulting from third parties' failure to be year 2000 ready.

RISK FACTORS

         You should carefully consider the risks described below. These risks are not the only ones facing us. Additional risks and uncertainties presently unknown to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be seriously harmed.

RISKS RELATED TO THE MERGER

In November 1998, we signed an agreement to be acquired by SpeedFam if certain events occur. There are numerous risks associated with the SpeedFam transaction.

IF SPEEDFAM'S TRADING PRICE DECREASES, THE VALUE RECEIVED BY OUR STOCKHOLDERS WILL ALSO DECREASE.

The exchange ratio is fixed. It will not change even if the price of SpeedFam stock changes. The market price of SpeedFam common stock has in the past fluctuated greatly and may continue to fluctuate in the future. We strongly encourage our stockholders to obtain the current market price of SpeedFam common stock.

IF SPEEDFAM AND IPEC DO NOT INTEGRATE THEIR TECHNOLOGY AND OPERATIONS QUICKLY AND EFFECTIVELY, THE POTENTIAL BENEFITS OF THE MERGER MAY NOT OCCUR.

Speedfam and IPEC must integrate the following components of their operations:

- product offerings, including marketing of products to the other's customers.

-        research and development programs.

- manufacturing operations and philosophies. SpeedFam assembles components purchased from multiple vendors, while IPEC manufactures many of its products' components and purchases others from vendors.

- sales and marketing operations, including international distribution channels. Internationally, SpeedFam distributes its products through a direct sales force while IPEC uses distributors. Combining international sales channels could result in expense or customer confusion.

-        field service support for CMP equipment.

- management information and reporting systems. Since SpeedFam and IPEC currently use different management information systems, the combined company may face difficulties obtaining timely and accurate information, data and reports to operate the combined company effectively until integration is completed.

We cannot be certain that all of these can be achieved without adversely impacting operations. To the extent management focuses on integration, it cannot also develop the business.

THE MERGER MAY RESULT IN A LOSS OF KEY EMPLOYEES.

The combined company's success following the merger depends on retaining and integrating SpeedFam and IPEC personnel. SpeedFam has signed agreements with a few key IPEC employees to retain their services. Other employees may leave following the merger for the following reasons.

- SpeedFam and IPEC have different corporate cultures. IPEC's employees have greater autonomy than in SpeedFam's organization, which emphasizes more centralized planning and control methods.

- Competition for qualified personnel in our industry, particularly in Phoenix, Arizona, is intense. SpeedFam and IPEC have in the past experienced difficulty in attracting qualified personnel. We expect to experience the same difficulty in the future.

- Competitors may recruit employees prior to the merger and during integration. This is common in high technology mergers.

THE SUBSTANTIAL EXPENSES OF THE MERGER WILL REDUCE OUR PROFITS.

SpeedFam and IPEC will incur substantial expenses to complete the merger, including

- estimated costs of $6.5 million for financial, accounting and legal advisors and for special shareholder meetings

-        integration costs that currently cannot be estimated.

         These expenses will delay and reduce the combined company's profitability for at least one year following the merger. Additional costs presently unknown may reduce profitability after the merger, and may result in the possibility of charges to be taken by the combined company.

IF THE CONDITIONS TO THE MERGER ARE NOT MET, THE MERGER WILL NOT OCCUR.

Several conditions must be satisfied or waived to complete the merger. We cannot be certain that each of these conditions will be satisfied or waived. Some of these conditions, such as third party consents, are out of our control.

RISKS RELATED TO BUSINESS AND OPERATIONS

WE HAVE HISTORICALLY HAD LOSSES AND EXPECT LOSSES IN THE NEAR FUTURE.

Prior to our acquisition of IPEC Planar Phoenix in fiscal 1994, we did not have significant revenue.

-        In fiscal 1996, we had net losses of $10.7 million.

-        In fiscal 1997, we had net losses of $33.7 million.

-        In fiscal 1998, we had net losses of $42.3 million.

- In the first quarter of fiscal 1999, we had a net loss of $10.1 million. In the second quarter of fiscal 1999, we had a net loss of $14.0 million.

OUR QUARTERLY OPERATING RESULTS WILL VARY.

Our quarterly operating results vary due to a variety of factors, including

- changes in the demand for semiconductors, particularly high-performance semiconductors with line widths under 0.35 micron and multiple layers, or for semiconductor capital equipment generally

-        the timing of significant shipments

-        accelerations, delays, cancellations or postponement of orders

-        the gain or loss of significant customers

-        competitive pressures

-        general economic conditions, especially in Asia

-        availability and costs of components from our suppliers

- the timing of product announcements and introductions and process qualifications by us, our customers or our competitors

- our ability to manufacture, test and deliver products in a timely and cost-effective manner

-        the level of field service operations

-        the timing and structure of acquisitions and dispositions or spin-offs

-        changes in the mix of products sold;

- delayed or canceled construction of wafer fabrication facilities by customers

-        research and development expenses for new products

- market acceptance of new or enhanced versions of our and our customers' products

-        reductions in personnel

-        discontinuance of operations

- the sufficiency of personnel and capital resources to support operations

We have experienced adverse effects from some of these factors in the past and may experience them in the future. The following are examples of fluctuations in operating results due to these factors.

- In the second quarter of fiscal 1996, we incurred net losses due to one-time charges for the IPEC Planar Portland and IPEC Precision acquisitions.

- In the second half of calendar 1996, an industry-wide slowdown in the semiconductor equipment market reduced sales of our CMP equipment. Our revenue from sales of CMP equipment in each of the first three-quarters of fiscal 1997 was lower than such revenue in each of the first three quarters of fiscal 1996. Fiscal 1997 revenue was less than fiscal 1996 revenue.

- In the first quarter of fiscal 1997, we had a net loss primarily due to a decline in demand for semiconductor capital equipment, our lack of a high-throughput oxide process CMP system, unprofitable operations at IPEC Precision and increased cost of goods sold resulting from the issuance of warrants to a major customer.

- In the second quarter of fiscal 1997, we had a net loss due to a $25.0 million charge (net of taxes) for estimated losses from the disposal of IPEC Clean and a $17.6 million pretax charge for asset write downs due to discontinuation of our Avanti 672 product development effort.

- In the second quarter of fiscal 1998, we had a net loss due to a $10.6 million charge for the remaining unsold net assets of IPEC Clean.

- During calendar 1998, the semiconductor capital equipment market and silicon wafer manufacturing industry experienced a slowdown. Industry analysts anticipate the slowdown will continue at least through the middle of calendar 1999. We had losses in the third and fourth quarters of fiscal 1998 and the first and second quarters of fiscal 1999 as a result of a decrease in orders. We currently anticipate that revenue in fiscal 1999 will be less than revenue in fiscal 1998.

You should not consider results of operations in any period as an indication of future results. Fluctuations in operating results may also result in fluctuations in our stock price. In future quarters, our operating results may not meet the expectations of public market analysts or investors. In such an event, the trading price of our stock could decline.

THE TIMING OF SIGNIFICANT SHIPMENTS AND ORDERS CAN AFFECT OUR QUARTERLY RESULTS.

We derive most of our revenue from the sale of products in a price range from $250,000 to $3.5 million per unit. As a result, the timing of individual shipments can have a significant impact on our results of operations for a particular period. We have experienced order and delivery delays and cancellations that caused us to miss our quarterly revenue and profit projections. In the second quarter of fiscal 1999, for example, revenue was below expectations because a customer postponed the shipment of a CMP tool.

We may also attempt to influence the timing of certain shipments. During the first quarter of fiscal 1997, a significant customer agreed to accelerate shipment of certain orders into the first three quarters of fiscal 1997 in exchange for warrants. These accelerated orders represented 14% of our revenue in fiscal 1997. Cost of goods sold increased in the first three quarters of fiscal 1997 by $657,000, $191,000 and $212,000, respectively, due to the issuance of the warrants.

Orders that we have included in our backlog may be delayed or canceled. For example, we removed orders of approximately $12.0 million from our backlog in the fourth quarter of fiscal 1997 primarily due to delays in, and ultimately the suspension of, construction of a wafer fabrication facility for Submicron Systems in Thailand.

IF THE CURRENT SLOWDOWN IN OUR INDUSTRY CONTINUES, OUR BUSINESS WILL SUFFER.

We are currently experiencing a slowdown in product demand and volatility in product pricing for the following reasons:

-        the highly cyclical nature of the industry

-        the excess production capacity of our customers

-        the financial crisis in Asia

This slowdown has reduced our revenue. Despite the slowdown, we continue to invest in research and development and customer support to remain competitive. This will result in reduced profitability. In certain instances, industry downturns have lasted for extended periods of time.

THE ASIAN FINANCIAL CRISIS IS HARMING OUR BUSINESS.

A substantial portion of worldwide semiconductor manufacturing capacity is located in Asia. Asian countries, particularly Japan and Korea, are experiencing banking, currency and other problems that are contributing to economic slowdowns or recessions in those countries. Our U.S. dollar-denominated products have become relatively more expensive in certain Asian countries. In the second half of fiscal year 1998, several Korean customers were unable to obtain satisfactory financing terms to allow them to place volume orders. We believe that certain of these customers will be unable to place volume orders for the remainder of fiscal 1999. If Asian economies do not recover, capital investment by Asian customers may continue to be adversely affected.

WE FACE INTENSE COMPETITION.

Several companies currently market CMP systems that directly compete with our products, including Applied Materials, Ebara, SpeedFam and Strasbaugh. We believe that direct domestic and international competition in CMP polishing systems and clustered CMP polishing and cleaning systems is likely to increase substantially. For several reasons, we cannot be certain that we can effectively compete with these companies.

- Several semiconductor manufacturers have been evaluating whether they will adopt our AvantGaard 676 or AvantGaard 776, particularly for the oxide process, or comparable high-throughput products from our competitors. Some of our major customers may wish to utilize different CMP suppliers for different processes.

- Some of our competitors provide customers with evaluation tools and have greater financial resources and name recognition than we do. They also have more extensive engineering, manufacturing, marketing and customer service and support capabilities.

- Some of our competitors supply a broader range of semiconductor capital equipment than we do. As a result, these competitors may have better relationships with semiconductor manufacturers, including our current and potential customers.

- We expect our competitors to continue to improve their existing technology and introduce new products. This could cause a decline in our sales or lead to intensified price-based competition.

- Other capital equipment manufacturers not currently involved in the development of CMP systems may enter the market or develop technology that reduces the need for our products. They may develop alternatives to CMP or may enhance existing manufacturing techniques to achieve acceptable yields for DRAMs and other integrated circuits involving three or more metal layers and line widths at or below 0.35 micron.

WE DEPEND ON A SMALL NUMBER OF MAJOR CUSTOMERS.

For the foreseeable future, we expect that our revenue will continue to depend on a limited number of major customers. To date, the CMP process has been used primarily to fabricate advanced semiconductors, which accounts for only a portion of the overall semiconductor market.

In fiscal 1998, Intel represented 38% and Tokyo Electron represented 12% of our revenue. In fiscal 1997, Intel represented 51% of our revenue. In fiscal 1996, Intel represented 35%, Tokyo Electron represented 12% and IBM and Teltec each represented 11% of our revenue. Our top five customers accounted for 64% of our revenue in fiscal 1998, 72% in fiscal 1997 and 78% in fiscal 1996.

WE MAY NOT DEVELOP PRODUCTS IN TIME TO MEET CHANGING TECHNOLOGIES.

Semiconductor manufacturing equipment and processes are subject to rapid technological changes and product obsolescence. We are developing a 300 mm CMP system to address future needs of semiconductor manufacturers. Developing new products in our rapidly evolving industry involves a number of risks, including that the products

- may be introduced behind schedule or after customers have made buying decisions

-        may not be accepted in the marketplace

Our strategy depends in part on developing and introducing products that lower the semiconductor manufacturer's cost of ownership, which involves a number of factors, including product acquisition and operating expenses, throughput, reliability, footprint and wafer yields. Failure to successfully develop new products would harm our future success.

PRODUCT OR PROCESS DEVELOPMENT PROBLEMS COULD HARM OUR RESULTS OF OPERATIONS.

Our products are complex, so they can from time to time have defects or "bugs" that are difficult to fix. This can harm our results of operations in two ways.

- We incur substantial costs to ensure the functionality and reliability of our products earlier in their life cycle. This can reduce orders, increase manufacturing costs, adversely impact working capital and increase service and warranty expenses.

- We experience significant delays between product introduction and commercial shipments if we cannot identify and correct defects in a timely manner. As a result, we may have to write off inventory and other assets related to those products and we could lose customers and revenue. In the second quarter of fiscal 1997, IPEC incurred a $17.6 million pretax asset write-off for discontinuance of the Avanti 672 product development program.

OUR FUTURE SUCCESS DEPENDS ON INTERNATIONAL SALES.

We expect that international sales will continue to account for a significant portion of our revenue in future periods. International sales accounted for 46% of our revenue in fiscal 1998, 27% in fiscal 1997 and 28% in fiscal 1996. International sales are subject to certain risks, including

-        tariffs

-        embargoes and other trade barriers

-        staffing and operating foreign sales and service operations

-        managing distributors

-        collecting accounts receivable

-        foreign and U.S. export laws

-        currency fluctuations

These risks will increase as we establish a fully-staffed Asia Pacific division to service the Asian market. A direct presence in these markets, particularly Japan, may also adversely affect our relationship with our current distributors.

IF SUPPLIERS COULD NOT DELIVER GOODS AND SERVICES, OUR BUSINESS WOULD SUFFER.

We rely on a limited number of independent manufacturers to provide certain components used in our products. If these manufacturers experienced financial, operational, production or quality assurance problems, we might not be able to obtain adequate amounts of components.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS COULD
SUFFER.

We may not be able to protect our technology because

-        pending and new patent applications may not be approved

- third parties may try to challenge, invalidate or design around new patents, even if issued

- time-consuming and costly litigation may be necessary to protect our proprietary technologies

- policing unauthorized use of our intellectual property is difficult and expensive

- the laws of some foreign countries do not protect proprietary rights as much as U.S. laws

- competitors may independently develop similar technology or design around our intellectual property


THIRD PARTIES MAY PREVENT US FROM SELLING OUR PRODUCTS THAT INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS.

We cannot be certain that third parties will not in the future claim that our products infringe their proprietary rights. Third parties may

-        bring claims of patent, copyright or trademark infringement

- obtain patents or other intellectual property rights that limit our ability to do business or require us to license or cross-license technology

-        bring costly, time-consuming lawsuits

Third parties hold many patents relating to CMP machines and processes. We license from a customer the right to manufacture CMP machines employing an orbital motion in our AvantGaard 676, 776 and 876.

WE ARE EXPOSED TO PRODUCT LIABILITY AND ENVIRONMENTAL REGULATIONS.

Our products could malfunction in the future and damage a customer's facilities and harm its employees.

We and our customers are subject to stringent federal, state and local regulations governing the storage, use, discharge and disposal of hazardous chemicals used in their manufacturing operations. Current or future regulations could require us or our customers to make substantial expenditures for preventive or remedial action, reduction of chemical exposure or waste treatment or disposal.

WE MAY EXPERIENCE YEAR 2000 COMPUTER PROBLEMS THAT HARM OUR BUSINESS.

Certain computer systems may not correctly recognize dates when the year changes from 1999 to 2000. This could cause computers to either shut down or lead to incorrect calculations. We have reviewed our exposure to this problem, and do not believe that we will incur significant expenses either to remedy the problem or as a result of the effect of the problem on our business. However, year 2000 issues may harm our business for the following reasons.

- We cannot be certain that the measures we take are enough. Despite our efforts, we may need to incur significant expenses to remedy the problem or may suffer disruptions in our business.

- Third parties with whom we have relationships may not successfully complete their year 2000 remediation efforts. This could also result in disruptions in our business, which would harm our business, financial condition, results of operations and prospects.

-        We have not established a formal year 2000 contingency plan.

For a discussion of IPEC's year 2000 policies, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000 Computer Issues" on page 16.

The statements above are "Year 2000 Readiness Disclosures" as defined under the Year 2000 Information and Readiness Disclosure Act. The protections of this Act do not apply to federal securities fraud actions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held on November 19, 1998.

(b)      The name of each director elected at the meeting is as follows: Sanjeev
         R. Chitre, Roger D. McDaniel, Harold C. Baldauf, William J. Freschi, Kenneth Levy.

(c)      The matters voted upon and the results of the voting were as follows:

         (1) The following five persons were elected as Directors at the annual meeting pursuant to the following vote:

                  Nominee                Votes For          Votes Withheld
                  Sanjeev R. Chitre      15,199,873         579,213
                  Roger D. McDaniel      15,199,873         579,213
                  Harold C. Baldauf      15,199,673         579,413
                  William J. Freschi     15,199,873         579,213
                  Kenneth Levy           15,199,873         579,213

         (2) The appointment of KPMG Peat Marwick, LLP as the independent auditors of the Company was ratified at the annual meeting pursuant to the following vote:

                  Votes for:          15,393,322

                  Votes Against:         328,318

                  Votes Abstaining:       57,446

                  Broker Non-Votes:           --

         (3) The amendment of the 1992 Stock Option Plan was approved at the annual meeting pursuant to the following vote:


                  Votes for:          9,620,102

                  Votes Against:      6,121,625

                  Votes Abstaining:      37,359

                  Broker Non-Votes:          --

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Financial Data Schedule

                  Employment and consulting agreement between IPEC and John S. Hodgson dated November 19, 1998.

                  Consulting agreement between IPEC, Harold Baldauf, Harold Baldauf, Jr. and David Baldauf dated November 19, 1998.

                  Amendment to Preferred Shares Rights Agreement dated November 19, 1998

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on November 23, 1998 reporting (under Item 5) an Agreement and Plan of Merger among IPEC, SpeedFam International, Inc. and SpeedFam, Inc.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 12, 1999                    INTEGRATED PROCESS EQUIPMENT
                                             CORP. AND SUBSIDIARIES


                                         By: /s/ John S. Hodgson
                                             ------------------------------
                                                 John S. Hodgson
                                                 Vice President
                                                 and Chief Financial Officer

                                 EXHIBIT INDEX

                  Exhibits

       27         Financial Data Schedule

       99.A.1 Employment agreement between IPEC and John S. Hodgson dated November 19, 1998.

       99.A.2 Consulting agreement between IPEC, Harold Baldauf dated November 19, 1998.

       99.A.3 Amendment to Preferred Shares Rights Agreement dated November 19, 1998