Form 10-K/A
period 1998-06-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1999-03-04
CIK 882389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-K/A-1


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. [ ]

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on September 15, 1998 was approximately $122.3 million, based upon the closing price of such stock on that date.

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

ITEM 6.  SELECTED FINANCIAL DATA


     The following selected historical financial data as of and for the years ended June 30, 1998, 1997 and 1996 have been derived from the Consolidated Financial Statements of the Company, which have been audited by KPMG LLP whose report appears elsewhere herein. The information presented below should be read in conjunction with the Company's Consolidated Financial Statements, Notes to the Consolidated Financial Statements and discussions of the historical financial data included elsewhere in this Form 10-K/A-1. The selected historical financial data as of and for the years ended June 30, 1995 and 1994 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Richard A. Eisner & Company LLP., whose report is not included herein. Financial data for fiscal 1995 and 1996 have been restated to reflect the discontinuation of IPEC Clean, Inc. ("IPEC Clean") during the second quarter of fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")."


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


     IPEC incurred net losses of $42.3 million, $33.7 million, $10.7 million in fiscal 1998, 1997 and 1996, respectively. The Company's fiscal 1998 net loss included a $25.9 million net charge to increase the valuation allowance for the Company's deferred tax assets and a $10.6 million charge to record an additional write-down of the assets in connection with the closure of IPEC Clean. The Company's fiscal 1997 net loss included a $25.0 million charge (net of taxes) for estimated losses on disposal of IPEC Clean, a $3.6 million loss (net of taxes) from IPEC Clean operations in fiscal 1997, and a $17.6 million pretax charge for asset write downs due to the discontinuation of the Avanti 672 program. The Company's fiscal 1996 net loss included a one-time pretax charge of $37.0 million for the purchase of in-process research and development in connection with the acquisitions of IPEC Planar Portland and IPEC Precision.

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
                                                              ======    ======    ======

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenue. Revenue was $189.0 million for fiscal 1998 compared to $144.7 million for fiscal 1997. This 31% increase was primarily attributable to an increase in demand for semiconductor capital equipment. The Company achieved sequential growth in revenue for five consecutive quarters from $29.4 in million the first quarter of fiscal 1997, to $57.9 million in the second quarter of fiscal 1998. Revenue for the second half of fiscal 1998 decreased 27% compared to the first half of fiscal 1998. This resulted from a reduction in revenue from Asia, particularly Korea, where customers have been unable to arrange for satisfactory financing terms, and from downturns in the semiconductor capital equipment and silicon wafer industries. The Company anticipates lower revenue levels in the first quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998 and currently anticipates lower revenue levels for fiscal 1999 compared to fiscal 1998 as a result of these economic conditions. Revenue from international sales represented 46% and 27% of total revenue in fiscal

1998 and 1997, respectively. Revenue from the Company's largest customer, Intel Corporation, represented 38% and 51% of total revenue in fiscal 1998 and 1997, respectively. Revenue from Tokyo Electron, Ltd. represented 12% in fiscal 1998. Accelerated orders in fiscal 1997 represented 14% of revenue.



     Cost of goods sold. Cost of goods sold as a percentage of revenue increased to 64.3% in fiscal 1998 from 57.3% in fiscal 1997. This increase included a $7.8 million charge in fiscal 1998 for inventory adjustments and additional retrofit costs for newly available performance enhancing modifications to installed CMP tools. Additional costs were incurred in fiscal 1997 as a result of the allocation of certain fixed costs across lower revenue. Cost of goods sold in fiscal 1997 was also adversely affected by a $1.1 million charge related to warrants issued to a major customer in connection with the acceleration of certain shipments into the first three quarters of fiscal 1997.


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


     Programs discontinuance charge. In the second quarter of fiscal 1997, IPEC demonstrated that the AvantGaard 676 tool could be used for oxide planarization as well as metal planarization. As a result of this improvement and prior to manufacturing any Avanti 672 systems, IPEC decided to discontinue the production plans for the Avanti 672, an integrated 300-mm high-throughput oxide CMP tool, and record a $17.6 program discontinuance charge in the quarter ended December 31, 1996. IPEC incurred a writedown of $9.0 million to adjust specific Avanti 672 parts and components to salvage value, since parts and components for this tool were unlike parts and components for the Company's other products. A liability amounting to $4.5 million for noncancelable purchase orders was also incurred as a result of properly reflecting inventory on order at salvage value. A $4.1 million charge was also incurred to adjust Avanti 672 development and prototype tools to salvage value.


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


     Income tax expense. Income tax expense was $26.1 million for fiscal 1998 compared to an income tax benefit of $3.0 million in fiscal 1997. The effective tax expense (benefit) rates for fiscal 1998 and 1997 were approximately 471% and
(36)%, respectively. IPEC's deferred tax valuation allowance was $7.9 million at June 30, 1997. At that time, IPEC had four consecutive quarters of revenue growth. Taxable income was projected for fiscal 1998, CMP bookings and backlog were strong, and fiscal 1997 and fiscal 1996 were the only two years that IPEC had incurred significant tax losses. The increase in tax expense in 1998 results primarily from a $25.9 million net charge which increased the Company's deferred tax valuation allowance. Significant negative results of the fourth quarter of fiscal 1998, including a decline in sales and backlog, were due to the dramatic downturn in the semiconductor industry and the Asian economic crisis. Major customers were unable to predict when orders would increase. The industry instability changed the assumptions used to predict future projected results of the Company. These new circumstances, combined with three consecutive years of operating losses as of June 30, 1998, caused a change in judgment about the realization of the deferred tax assets. As a result, the Company is unable to predict the level of future sales and ability to generate income under these circumstances and is predicting tax losses for the next two years. This increase in the deferred tax valuation allowance fully offsets the Company's net deferred tax assets.


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

FISCAL 1997 COMPARED TO FISCAL 1996


     Revenue. Revenue was $144.7 million for fiscal 1997 compared to $148.7 million for fiscal 1996. This 3% decrease was primarily attributable to a decline in demand for semiconductor capital equipment in fiscal 1997 and the Company's lack of a high-throughput oxide process CMP system. On a quarterly basis, revenue increased sequentially every quarter in fiscal 1996 from $30.2 million in the first quarter of fiscal 1996 to $41.9 million in the fourth quarter of fiscal 1996. Revenue declined to $29.4 million in the first quarter of fiscal 1997, followed by sequential quarterly revenue growth in fiscal 1997, resulting in quarterly revenue of $42.6 million in the fourth quarter of fiscal 1997. Revenue from international sales represented 27% and 28% of total revenue in fiscal 1997 and 1996, respectively. Revenue from IPEC Precision represented 8% and 3% of total revenue in fiscal 1997 and 1996, respectively. Revenue from the Company's largest customer, Intel Corporation, represented 51% and 35% of total revenue in fiscal 1997 and 1996, respectively. Accelerated orders in fiscal 1997 represented 14% of revenue.


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


     As of June 30, 1998, the Company had $164.2 million of working capital compared with $99.1 million as of June 30, 1997. The Company's accounts receivable decreased to $43.8 million as of June 30, 1998 as compared to $45.6 million as of June 30, 1997. The decrease in accounts receivable was primarily due to lower level of sales activity in the fourth quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. The Company's inventory increased to $67.0 million as of June 30, 1998 compared to $44.7 million as of June 30, 1997. This was primarily due to an increase in production of the Company's AvantGaard 676 and 776 systems, and lower revenues in the quarters ended March 31, and June 30, 1998 resulting from the economic slowdown in the semiconductor capital equipment industry. There were no significant long-term purchase commitments at June 30, 1998.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

        1. Index to Consolidated Financial Statements


                                                                PAGE(S) IN
                                                                FORM 10-K/A-1
                                                                ----------
Independent Auditors' Report, KPMG LLP......................       F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997....       F-3
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1997 and 1996..............................       F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1998, 1997 and 1996..........       F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1998, 1997 and 1996..............................       F-6
Notes to Consolidated Financial Statements..................       F-7


        2. Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this amendment:

EXHIBIT                           DESCRIPTION
-------                           -----------
     2.1  Stock Purchase Agreement among IPEC, William Reiersgaard and
          GAARD Automation Inc. ("GAARD"), dated effective October 30,
          1995. Incorporated by reference to Exhibit 2.1 to the
          Company's Current Report on Form 8-K for reporting date
          October 30, 1995 and filed November 14, 1995 (File No.
          0-20470) ("GAARD 8-K").
     2.2  Asset Purchase Agreement between IPEC and Hughes Danbury
          Optical Systems, Inc. ("HDOS"), dated effective December 29,
          1995. Incorporated by reference to Exhibit 2.1 to the
          Company's Current Report on Form 8-K for reporting date
          December 29, 1995 and filed January 13, 1996 (File No.
          0-20470) ("HDOS 8-K").
     3.1  Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on
          Form 10-KSB for the fiscal year ended June 30, 1993
          (File No. 0-20470) (the "1993 Form 10-KSB").
     3.2  Amendment of Certificate of Incorporation, effective
          December 16, 1993. Incorporated by reference to Exhibit 3.2 to Amendment No. 1, filed on December 30, 1993 ("SB-2
          Amendment No. 1") to the Company's Registration Statement on
          Form SB-2 (Registration No. 33-70962) (the "SB-2
          Registration Statement").
     3.3  By-Laws, as amended. Incorporated by reference to Exhibit
          3.3 to SB-2 Amendment No. 1.
     3.4  Certificate of Amendment of the Certificate of Incorporation
          of the Company, filed with the State of Delaware on January
          31, 1996, previously filed as Exhibit 3(i).1 to the
          Company's Quarterly Report on Form 10-Q for the third
          quarter ended March 31, 1996, incorporated herein by
          reference.
     4.1  Stockholders' Agreement, dated as of August 31, 1993 among the Company, Harold C. Baldauf ("HCB") and Janet A. Baldauf
          ("JAB"). Incorporated by reference to Exhibit 10.22 to the
          1993 Form 10-KSB.
    10.1  Licensing and Manufacturing Agreement, dated July 18, 1990, between the Company and MTC. Incorporated by reference to
          Exhibit 10.4 to the IPO Registration Statement.
    10.2  Form of 1994 Public Offering Unit Purchase Option between the Company and Blair. Incorporated by reference to Exhibit
          1.2 to Amendment No. 3 to the SB-2 Registration Statement,
          filed January 25, 1994 ("SB-2 Amendment No. 3").
    10.3  Consulting Agreement dated as of August 31, 1993 by and among the Company, HCB, Harold Baldauf, Jr. and David
          Baldauf. Incorporated by reference to Exhibit 10.24 to the
          1993 Form 10-KSB.

EXHIBIT                           DESCRIPTION
-------                           -----------
    10.4  Settlement Agreement, dated January 23, 1993, between
          Westech and SpeedFam. Incorporated by reference to Exhibit
          10.34 to the 1993 Form 10-KSB.
    10.5  Indenture of Lease, dated July 30, 1993, relating to facilities leased for Westech's subassembly manufacturing
          facility. Incorporated by reference to Exhibit 10.38 to SB-2
          Amendment No. 2.
    10.6  Lease, dated July 20, 1994, relating to Westech's facility in Phoenix, Arizona. Incorporated by reference to Exhibit
          10.35 to the Company's Registration Statement on Form S-3
          (Registration No. 33-9038) filed on May 12, 1995 (the "May
          1995 Form S-3").
    10.7  Lease, dated November 1, 1994, relating to Tempe, Arizona research and development facility. Incorporated by reference to Exhibit 10.36 to the May 1995 Form S-3.
    10.8  Lease, dated October 15, 1985, as amended (together with related Subordination, Non-Disturbance and Estoppel
          Agreement dated July 1, 1986), relating to the facility of
          Athens Research and Development Corporation ("Athens") in
          Oceanside, California. Incorporated by reference to Exhibit
          10.37 to the May 1995 Form S-3.
    10.9  Lease, dated March 23, 1988, as amended (together with related Subordination, Nondisturbance and Attornment
          Agreement dated January 17, 1995), relating to Athens'
          larger facility in Oceanside, California. Incorporated by
          reference to Exhibit 10.38 to the May 1995 Form S-3.
   10.10  IPEC 1992 Stock Option Plan (as amended December 12, 1995), previously filed as Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the second quarter ended December
          31, 1995, incorporated herein by reference.
   10.11  Promissory Note (First Note) from IPEC to William
          Reiersgaard dated October 30, 1995. Incorporated by
          reference to Exhibit 2.4 to the GAARD 8-K.
   10.12  Promissory Note (Second Note) from IPEC to William
          Reiersgaard dated October 30, 1995. Incorporated by
          reference to Exhibit 2.4 to the GAARD 8-K.
   10.13  Security and Pledge Agreement dated December 29, 1995 between IPEC Precision and IPEC in favor of HDOS.
          Incorporated by reference to Exhibit 2.5 to the HDOS 8-K.
   10.14  Form of Promissory Note and Security Agreement dated
          December 1995 from Sanjeev Chitre to IPEC, previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form
          10-Q for the second quarter ended December 31, 1995,
          incorporated herein by reference.
   10.15  Lease Agreement, dated March 8, 1996, relating to IPEC
          Precision's facility in Bethel, Connecticut. Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1996 (File No.
          0-20470) ("1996 Form 10-K").
   10.16  Loan Agreement dated April 24, 1996, between the Company and
          First Interstate Bank of Arizona, N.A. ("Credit Facility
          Agreement"), with related Side Letter Concerning Liens dated
          April 24, 1996, Letter Agreement dated May 31, 1996,
          Revolving Credit Note dated April 24, 1996, Term Note dated
          April 24, 1996 and Security Agreement dated April 24, 1996.
          Incorporated by reference to Exhibit 10.20 to the 1996 Form
          10-K.
          The following additional schedules to the Credit Facility
          Agreement have been omitted and the Company agrees to
          furnish supplementally a copy of any omitted schedule to the
          Securities and Exchange Commission upon request: Officer's
          Certificate of Parent dated April 24, 1996, Borrowing Base
          Certificate dated April 25, 1996, Compliance Certificate
          dated April 24, 1996, Notice of Negative Pledge dated April
          24, 1996, and Patent Mortgage, Trademark Security
          Agreements, Patent Security Agreements and Copyright
          Security Agreements for the Company and its subsidiaries,
          each dated April 24, 1996.
   10.17  Warrant Purchase Agreement, dated as of October 4, 1996, between the Company and Intel Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 14, 1996 for the quarter
          ended September 30, 1996.

EXHIBIT                           DESCRIPTION
-------                           -----------
   10.18  Notice of Settlement of Indemnification Claims under Westech
          Agreement and Plan of Merger and Related Escrow Agreement,
          dated September 19, 1996. Incorporated by reference to
          Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
          filed on November 14, 1996 for the quarter ended September
          30, 1996.
   10.19  Subscription Agreement, dated as of December 12, 1996, between the Company and Fletcher International Limited
          ("Fletcher"). Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K for reporting date
          December 16, 1996 and filed on December 30, 1996 (File No.
          0-20470) ("Fletcher 8-K").
   10.20  Warrant Certificate, dated as of December 16, 1996, issued by the Company to Fletcher. Incorporated by reference to
          Exhibit 99.1 to the Fletcher 8-K.
   10.21  Lease Agreement between Seldin Properties and the Company, dated December 26, 1996. Incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
          filed on February 14, 1997 for the quarter ended December
          31, 1996.
   10.22  Amendment to Loan Agreement between Wells Fargo Bank and the
          Company, dated March 28, 1997. Incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
          filed on May 14, 1997 for the quarter ended March 31, 1997.
   10.23  Fifth Modification of Loan Agreement between Wells Fargo
          Bank and the Company, dated April 30, 1997. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on form 10-K filed for the year ended June 30, 1997 ("1997 Form
          10-K").
   10.24  Sixth Modification of Loan Agreement between Wells Fargo
          Bank and the Company dated June 27, 1997. Incorporated by
          reference to Exhibit 10.28 to the 1997 Form 10-K.
   10.25  Seventh Modification of Loan Agreement Wells Fargo Bank and
          the Company dated September 11, 1997. Incorporated by
          reference to Exhibit 10.30 to the Company's Registration
          Statement on Form S-3 (Registration No. 333-42369).
   10.26  Purchase Agreement between Integrated Process Equipment
          Corp. (the "Company") and Morgan Stanley & Co. Incorporated
          ("MS"), acting on behalf of MS, Hambrecht & Quist LLC,
          Prudential Securities Incorporated and UBS Securities LLC
          (collectively, the "Initial Purchasers"), dated September
          11, 1997. Incorporated by reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q filed on November
          13, 1997 for the quarter ended September 30, 1997
          ("September 30, 1997 Form 10-Q").
   10.27  Indenture between the Company and State Street Bank and
          Trust of California, N.A., dated September 15, 1997.
          Incorporated by reference to Exhibit 10.2 to the September
          30, 1997 Form 10-Q.
   10.28  Registration Rights Agreement between the Company and the
          Initial Purchasers, dated September 15, 1997. Incorporated by reference to Exhibit 10.3 to the September 30, 1997 Form
          10-Q.
   10.29  Specimen of 6 1/4% Convertible Subordinated Note due 2004
          issued by the Company on September 17, 1997 in the amount of
          $115,000,000. Incorporated by reference to Exhibit 10.4 to the September 30, 1997 Form 10-Q.
   10.30  Executive Employment Agreement between the Company and Roger
          D. McDaniel (without exhibits), dated August 13, 1997.
          Incorporated by reference to Exhibit 10.5 to the September
          30, 1997 Form 10-Q.
   10.31  Amendment to Executive Employment Agreement between the
          Company and Roger D. McDaniel, dated December 4, 1997.
          Incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-8 (Registration No.
          333-59189).
   *11.1  Statement Regarding Computation of Per Share Earnings.
   *21.1  Subsidiaries of Company.

EXHIBIT                           DESCRIPTION
-------                           -----------
    23.1  Consent of KPMG LLP.
   *24.1  Power of Attorney.
    27.1  Financial Data Schedule


     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.



      * Incorporated by reference to the corresponding Exhibits to the Company's Annual Report on Form 10-K filed on September 25, 1998.

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


Date: March 4, 1999





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



            SIGNATURE                                   TITLE                              DATE
            ---------                                   -----                              ----

      /s/ ROGER D. MCDANIEL*
----------------------------------
        Roger D. McDaniel             President, Chief Executive Officer and          March 4, 1999
                                      Director (Principal Executive Officer)

      /s/ SANJEEV R. CHITRE*
----------------------------------
        Sanjeev R. Chitre             Chairman of the Board of Directors              March 4, 1999

       /s/ JOHN S. HODGSON
----------------------------------
         John S. Hodgson              Vice President, Chief Financial Officer,        March 4, 1999
                                      Treasurer and Secretary (Principal
                                      Financial and Accounting Officer)

      /s/ HAROLD C. BALDAUF*
----------------------------------
        Harold C. Baldauf             Director                                        March 4, 1999

      /s/ WILLIAM J. FRESCHI*
----------------------------------
        William J. Freschi            Director                                        March 4, 1999

         /s/ KENNETH LEVY*
----------------------------------
           Kenneth Levy               Director                                        March 4, 1999



* By: /s/ John S. Hodgson
      ----------------------------
      John S. Hodgson
      Attorney-in-Fact

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report, KPMG LLP......................  F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1997 and 1996..............................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1998, 1997 and 1996..........  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1998, 1997 and 1996..............................  F-6
Notes to Consolidated Financial Statements..................  F-7

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


                                          KPMG LLP


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

              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED JUNE 30,
                                                            ---------------------------------
                                                              1998         1997        1996
                                                            ---------    --------    --------
Cash flows from operating activities:
  Net loss................................................  $ (42,259)   $(33,746)   $(10,657)
  Adjustments to reconcile net loss to net cash provided
     by
     (used in) operating activities:
     Depreciation and amortization........................     11,021       9,496       6,328
     Deferred taxes.......................................     26,222     (10,527)    (15,855)
     Loss on disposal of IPEC Clean, net of taxes.........     10,578      24,950          --
     Program discontinuance charge........................         --      17,601          --
     Purchased research and development...................         --          --      36,961
     Cost of warrants issued..............................         --       1,059          --
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Accounts receivable................................      2,607     (11,584)    (10,432)
       Inventories........................................    (22,320)    (30,293)        521
       Prepaid expenses and other assets..................       (789)       (140)       (487)
       Accounts payable...................................     (7,057)      5,484      (7,054)
       Accrued liabilities................................     (4,848)      1,624       3,062
       Net assets of discontinued operations..............       (802)      2,306       7,349
                                                            ---------    --------    --------
          Net cash provided by (used in) operating
            activities....................................    (27,647)    (23,770)      9,736
                                                            ---------    --------    --------
Cash flows from investing activities:
  Purchase of property, plant and equipment...............    (16,994)     (3,703)    (36,571)
  Proceeds from sale of property, plant and equipment.....         --      20,417         752
  Purchases of short-term investments.....................   (545,536)         --          --
  Proceeds from maturity of short-term investments........    475,504          --          --
  Purchase of subsidiaries, net of cash acquired..........         --          --     (23,641)
                                                            ---------    --------    --------
          Net cash provided by (used in) investing
            activities....................................    (87,026)     16,714     (59,460)
                                                            ---------    --------    --------
Cash flows from financing activities:
  Proceeds from long-term debt............................    111,181      15,214      35,787
  Repayment of notes payable..............................       (124)     (1,356)    (24,000)
  Net proceeds from issuance of common stock and
     warrants.............................................      5,407      11,701       5,544
  Payment of preferred stock dividends....................       (246)       (558)       (439)
  Repayment of long-term debt and capital leases..........    (27,285)    (12,046)    (21,631)
  Net proceeds from issuance of Series C preferred
     stock................................................         --      23,400          --
                                                            ---------    --------    --------
          Net cash provided by (used in) financing
            activities....................................     88,933      36,355      (4,739)
                                                            ---------    --------    --------
Effect of exchange rate changes on cash...................       (818)         32          (2)
                                                            ---------    --------    --------
          Net increase (decrease) in cash and cash
            equivalents...................................    (26,558)     29,331     (54,465)
Cash and cash equivalents, beginning of year..............     40,656      11,325      65,790
                                                            ---------    --------    --------
Cash and cash equivalents, end of year....................  $  14,098    $ 40,656    $ 11,325
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

  Revenue Recognition


     Sales of the Company's products are recorded upon customer acceptance, or shipment if no customer acceptance is required, at which time title passes to the customer. Customer acceptance refers to the sign off by the customer that the equipment is complete and has passed all tests satisfactory to the customer. Installation of the equipment is generally completed within 30 to 60 days of acceptance. Service revenue is recognized upon completion of the service.


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
                                               =======    ========    =======

\              INTEGRATED PROCESS EQUIPMENT CORP. AND SUBSIDIARIES

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


     The valuation allowance for deferred taxes was increased by $32.2 million and $6.1 million during the years ended June 30, 1998 and 1997, respectively. SFAS No. 109 requires that a valuation allowance be recorded against deferred tax assets that are less likely than not to be realized. This determination is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Significant negative results of the fourth quarter of fiscal 1998, including a decline in sales and backlog, were due to the dramatic downturn in the semiconductor industry and the Asian economic crisis. Major customers were unable to predict when orders would increase. The industry instability changed the assumptions used to predict future projected results of the Company. These new circumstances, combined with three consecutive years of operating losses as of June 30, 1998, caused a change in judgment about the realization of the deferred tax assets. As a result, the Company is unable to predict the level of future sales and ability to generate income under these circumstances and is predicting tax losses for the next two years. The Company has established a full valuation allowance against all of its deferred tax assets. The Company will recognize future benefits only as reassessment demonstrates they are reasonable. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits attributable to the deferred tax assets will be recorded in future operations as a reduction of the Company's income tax expense.

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
                                                              --------
                                                              $ 23,641
                                                              ========

                       INTEGRATED PROCESS EQUIPMENT CORP.
                            REPORT ON FORM 10-K FOR
                          THE YEAR ENDED JUNE 30, 1998

                               INDEX TO EXHIBITS*


EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
23.1      Consent of KPMG LLP.
27.1      Financial Data Schedule


---------------
*Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K/A-1.