Form 10-Q/A
period 1998-09-30
INTEGRATED PROCESS EQUIPMENT CORP
filed 1999-03-04
CIK 882389

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


         The Company's revenue is derived from the sale of products and related spare parts and service. The Company recognizes product and spare parts revenue when the product or part is shipped. Service revenue is recognized ratably over the term of service contracts or in some cases upon completion of service.


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

         As of September 30, 1998, the Company had $155.1 million of working capital compared with $164.2 million as of June 30, 1998. The Company's accounts receivable decreased to $39.3 million as of September 30, 1998 as compared to $43.8 million as of June 30, 1998. The decrease in accounts receivable was primarily due to lower levels of sales activity in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 compared to the first, second and third quarter of fiscal 1998. IPEC's day's sales outstanding increased to 145 days as of September 30, 1998 compared to 103 days at June 30, 1998. This increase has resulted from lower revenues, extended terms given to certain customers and delays in obtaining acceptance for certain AvantGaard 776 tools in the quarter ended September 30, 1998. IPEC's allowance for doubtful accounts has decreased slightly to $1.7 million as of September 30, 1998 from $1.8 million as of June 30, 1998. While certain customer receivables may extend beyond normal collection periods, IPEC believes accounts receivable amounts are collectible and allowances are adequate.


         The Company's inventory decreased to $66.2 million as of September 30, 1998 from $67.0 million as of June 30, 1998. Although the decrease in inventory was relatively small, more significant reductions should occur in future quarters as a result of reduced purchasing activity. IPEC's annualized inventory turnover decreased to 1.2 times per year as of September 30, 1998 compared to
2.0 times per year at June 30, 1998. This decrease has also resulted from lower levels of sales activity. IPEC's allowance for inventory obsolescence increased to $6.7 million at September 30, 1998 compared to $6.4 million at June 30, 1998. Due to the precipitous downturn in the semiconductor capital equipment industry from record level revenues in the first half of fiscal 1998, IPEC's inventory levels are higher than currently required. However, IPEC believes that inventory values are recoverable and that inventory will be utilized in future periods as the industry recovers. Reduced purchasing by the Company also resulted in a decreased accounts payable balance of $4.7 million at September 30, 1998 compared to $10.4 million at June 30, 1998. There were no significant long-term purchase commitments at June 30, 1998 and September 30, 1998.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

             *10.1    Executive Employment Agreement between the Company and
                      Ralph Hartung effective August 10, 1998.
              27      Financial Data Schedule
         (b)   Reports on Form 8-K

              A report on Form 8-K was filed on July 10, 1998 reporting (under
              Item 5) earnings for the quarter ended June 30, 1998.

              A report on Form 8-K was filed on August 17, 1998 reporting (under
              Item 5) financial results for its fourth quarter and fiscal year ended June 30, 1998.


          *   Previously filed.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 4, 1999                         INTEGRATED PROCESS EQUIPMENT
                                                CORP. AND SUBSIDIARIES


                                                By: /s/ John S. Hodgson
                                                    -------------------
                                                    John S. Hodgson
                                                    Vice President
                                                    and Chief Financial Officer

                            Exhibits Index

             *10.1 Executive Employment Agreement between the Company and Ralph Hartung effective August 10, 1998.

              27      Financial Data Schedule



             *        Previously filed.