Form 10-Q/A
period 1998-12-31
INTEGRATED PROCESS EQUIPMENT CORP
filed 1999-03-04
CIK 882389

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


COST OF GOODS SOLD. Costs of goods sold as a percentage of revenue increased to 81.4% for the six months ended December 31, 1998 from 55.6% for the six months ended December 31, 1997. This increase resulted primarily from increased fixed manufacturing and field service expenses incurred to build, support and service new products spread over a smaller revenue base. Additionally, the Company incurred increased expenses of $762,000 for product installation and process acceptance for the AvantGaard 776 for the six months ended December 31, 1998 compared to the six months ended December 31, 1997. Because revenue is not expected to increase until conditions improve in the semiconductor and silicon wafer industries, cost of goods sold as a percentage of revenue is expected to remain high, adversely affecting gross margins.


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

IPEC's inventory increased to $69.2 million as of December 31, 1998 from $67.0 million as of June 30, 1998. The increase in inventory was primarily due to lower sales activity in the first six months of fiscal 1999 and to fulfill non-cancelable purchase obligations to vendors under long-term purchase commitments. Although there was an increase in inventory from June 30, 1998 to December 31, 1998, reductions should occur in future quarters as a result of reduced purchasing activity. IPEC's annualized inventory turnover decreased to
0.9 times per year as of December 31, 1998 compared to 2.0 times per year at June 30, 1998. This decrease has also resulted from lower levels of sales activity. IPEC's allowance for inventory obsolescence increased to $7.0 million at December 31, 1998 compared to $6.4 million at June 30, 1998. Due to the severe downturn in the semiconductor capital equipment industry from record level revenues in the first half of fiscal 1998, IPEC's inventory levels are higher than currently required. However, IPEC believes that inventory values are recoverable and that inventory will be utilized in future periods as the industry recovers. Reduced purchasing by IPEC also resulted in a decreased accounts payable balance of $5.3 million at December 31, 1998 compared to $10.4 million at June 30, 1998. There were no significant long-term purchase commitments at June 30, 1998 and December 31, 1998.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Financial Data Schedule


                 *Employment and consulting agreement between IPEC and John S.
                  Hodgson dated November 19, 1998.



                 *Consulting agreement between IPEC, Harold Baldauf, Harold
                  Baldauf, Jr. and David Baldauf dated November 19, 1998.



                 *Amendment to Preferred Shares Rights Agreement dated November
                  19, 1998


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




Date: March 4, 1999                    INTEGRATED PROCESS EQUIPMENT
                                             CORP. AND SUBSIDIARIES



                                         By: /s/ John S. Hodgson
                                             ------------------------------
                                                 John S. Hodgson
                                                 Vice President
                                                 and Chief Financial Officer

                                 EXHIBIT INDEX

                  Exhibits

       27         Financial Data Schedule


      *99.A.1 Employment agreement between IPEC and John S. Hodgson dated November 19, 1998.



      *99.A.2 Consulting agreement between IPEC, Harold Baldauf dated November 19, 1998.



      *99.A.3 Amendment to Preferred Shares Rights Agreement dated November 19, 1998



      *Previously filed.